Form 10-K
period 1994-12-31
SIGNAL APPAREL COMPANY INC
filed 1995-04-04
CIK 105107

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                           ---------------------
                                 FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                For the Fiscal Year Ended December 31, 1994

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from _______________ to _______________

                        Commission File No. 1-2782

                       SIGNAL APPAREL COMPANY, INC.
                       ----------------------------
          (Exact name of Registrant as specified in its charter)

          Indiana                       62-0641635
          -------                       ----------
 (State of Incorporation) (I.R.S. Employer Identification Number)

200 Manufacturers Road, Chattanooga, Tennessee           37405
- ----------------------------------------------           -----
     (Address of principal executive offices)                    (zip code)

Registrant's telephone number, including area code (615) 266-2175

Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange
     Title of each class                 on which registered
     -------------------                ---------------------
Common Stock:  Par value $.01 a share   New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
                                                  Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                       [   ]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant: $14,901,243 calculated by using the closing price on the New York Stock Exchange on March 14, 1994 of the Company's Common Stock, and excluding common shares owned beneficially by directors and officers of the Company, and by certain other entities, who may be deemed to be "affiliates", certain of whom disclaim such status.

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

          Class               Outstanding as of March 14, 1995
          -----               --------------------------------
Common Stock, $.01 par value            10,377,826 shares


                    DOCUMENTS INCORPORATED BY REFERENCE

Part of        Documents from Which Portions are
Form 10-K      Incorporated by Reference
- ---------      ---------------------------------
Part III       Proxy Statement for Annual Meeting of Shareholders




SIGNAL APPAREL COMPANY, INC.

ANNUAL REPORT ON

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 1994

INDEX

Item
- ----
PART I

1.   Business

2.   Properties

3.   Legal Proceedings

4.   Submission of Matters to a Vote of Security Holders

PART II

5.   Market for the Registrant's Common Equity and
     Related Stockholder Matters

6.   Selected Financial Data

7.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations

8.   Financial Statements and Supplementary Data

9.   Disagreements on Accounting and Financial Disclosure

PART III

10.  Directors and Executive Officers of the Registrant

11.  Executive Compensation

12. Security Ownership of Certain Beneficial Owners and Management

13.  Certain Relationships and Related Transactions

PART IV

14.  Exhibits, Financial Statement Schedules and
     Reports on Form 8-K


                                  PART I


Item 1.   BUSINESS

(a) Signal Apparel Company, Inc. ("Signal" or the "Company") is engaged in the manufacture and marketing of apparel and accessories within the following product lines: knit sportswear and activewear, women's knit apparel and screenprinted knit apparel.

     In November 1994, the Company purchased all the outstanding capital stock of American Marketing Works, Inc. ("AMW"), a branded licenses apparel company. The Company operates AMW as a wholly owned subsidiary.

(b) The Company is engaged in the single line of business of apparel manufacturing and marketing.

     For financial information about the Company, see the information discussed in Item 8 below.

(c)  GENERAL

     Founded in 1891 as Wayne Knitting Mills, a women's hosiery company, in Fort Wayne, Indiana, the Company merged with the
     H. W. Gossard Co. of Chicago, Illinois in 1967 and became Wayne-Gossard Corporation. The Company's name was changed to Signal Apparel Company, Inc. in February 1987. As a result of a merger in July 1991, The Shirt Shed, Inc. became a wholly-owned subsidiary of the Company. During 1993, The Shirt Shed, Inc. began doing business under the name Signal Artwear. In November 1994, the Company purchased all the outstanding capital stock of American Marketing Works, Inc. ("AMW"), a branded licenses apparel company. The Company operates AMW as a wholly owned subsidiary. During the fourth quarter of 1994, the Company began operating under the name "Signal American Marketing".

     The Company is a vertically integrated manufacturing company which manufactures and markets activewear in juvenile, youth and adult size ranges and upscale knit apparel for the ladies' market. The Company's products are sold to wholesalers, screen printers and retail accounts with the Signal Sport, Signal Artwear, Riddell Athletic, or a customer's label or with the label of designers for whom the Company produces goods under license. Currently, a major portion of the products manufactured by the Company consists of products generally similar in design and composition to those produced by the Company's competition. The Company's business is therefore highly subject to competitive pressures.

     From July 1993 to November 1994, the Board of Directors retained Grisanti, Galef and Goldress, Inc., a firm that specializes in assisting companies in turnaround situations, and named Marvin A. Davis as Chairman and Chief Executive Officer, and Lee N. Katz as President of Signal.

     Davis and Katz are partners of Grisanti, Galef and Goldress. Subsequent to this managment change, the Company implemented a plan inteded to reverse the trend of significant losses of the previous three years. Actions taken included, but were not limited to, replacing the divisional management structure with a "one company" structure (while the various division names have been retained for sales and marketing purposes, the coordination of sales, manufacturing and administrative functions are now coordinated on a corporate basis), discontinuing the Keds Apparel division, closing the Griffin, Georgia cutting and sewing plant, entering into contract printing programs at the Signal Artwear division, and identifying and correcting sales forecasting/production planning problems that contributed to poor on-time delivery performance and to excess and obsolete inventories.

     Pursuant to the acquisition of AMW, the Company named Marvin
     J. Winkler as Chairman and Chief Executive Officer. Mr. Winkler had held the same offices with AMW previous to the acquisition thereof, and has extensive licensing experience. The Company named Leon Ruchlamer as
     President and William H. Watts as Chief Financial Officer in February 1995. The addition of Messrs. Ruchlamer and Watts was made to more effectively manage the Company's cash flow problems and streamline and more efficiently manage the Company's manufacturing operations.

     The Company's product lines and operating business units are:

     ACTIVE SPORTSWEAR

     SIGNAL KNITWEAR DIVISION:

     Signal Knitwear manufactures fabric from which it produces T-shirts, fleece garments, and other sportswear. The products of the division are sold primarily to wholesalers, distributors, screenprinters and to certain retail accounts. In addition to sales to its own customers, Signal Knitwear is a source of products for the Riddell Athletic division, Signal Artwear and American Marketing Works.

     RIDDELL ATHLETIC DIVISION:

     Riddell Athletic was created in the Fall of 1992 to market and sell active sportswear under the Riddell label. The Company obtained license rights to use the Riddell name and logo on apparel products from Riddell, Inc. during 1992. The division operated in a start-up mode in early 1992 as Signal Athletic and continued in a start-up mode throughout 1992 as the transition was made to Riddell Athletic. The activities of this division reflect the marketing strategy of the Company away from the production of standard, commodity products toward new fashion products of authentic athletic apparel and licensed designs which compete on the basis of styling.

     The division currently has a license agreement with National Football Properties, Inc. to produce activewear bearing NFL logos and trademarks for sale in upscale specialty stores, department stores and specialty catalog houses. The division also has license agreements with certain major colleges to produce activewear with their college logos.
     The goods marketed by this division are manufactured primarily by the Signal Knitwear division.


     SCREENPRINTED APPAREL

     AMERICAN MARKETING WORKS, INC.:

     American Marketing Works, Inc. ("AMW"), a wholly-owned subsidiary, is a screenprinting company engaged in selling to mid-mass and mass merchants, chain stores, sporting goods and sport specialty stores, a line of popularly priced sportswear, ranging from children to adult sizes. AMW purchases unprinted shirts and tops from the Signal Knitwear division and other suppliers and produces its finished products through the addition of a variety of silkscreened graphics derived under license from popular cartoons, colleges and professional sports leagues, as well as from licensed brands such as Skechers, Ocean Pacific, Magic Johnson Tees and Pure Magic.

     SIGNAL ARTWEAR:

     The Shirt Shed, Inc., a wholly-owned subsidiary doing business as Signal Artwear, is a screenprinting company engaged in selling to mass merchants and chain stores a line of popularly priced sportswear, ranging from children to adult sizes. Signal Artwear purchases unprinted shirts and tops from the Signal Knitwear division and other suppliers and produces its finished products through the addition of a variety of silkscreened and embroidered graphics derived under license from popular cartoons, movies, and television shows, as well as original concepts produced by an internal art staff. In addition, Signal Artwear provides screenprinting services on a contract basis.


     WOMEN'S KNIT APPAREL

     HERITAGE SPORTSWEAR DIVISION:

     Heritage Sportswear produces a designer line of tailored knits designed primarily by Joan Vass using the "joan vass,
     u.s.a." label.   The designer line is sold to fine specialty
     stores, department stores, and Joan Vass stores. The Company's strategy for the division includes expansion of its participation in the ladies' fashion market. The division also produces knit shirts, sweaters and fashion fleece products which are marketed by other divisions of the Company.

     SALES BY PRODUCT LINE

     The following table reflects the percentage of net sales contributed by the Company's product lines to consolidated net sales during 1994, 1993 and 1992:

                                            Percentage of
            Product Line                      Net Sales
            ------------                ------------------------
                                       1994      1993      1992
                                       ----      ----      ----
            Active sportswear           48%       45%       40%
            Screenprinted apparel       31%       33%       43%
            Women's knit apparel        21%       20%       15%

     In 1994 no one customer accounted for as much as 10% of consolidated sales. One customer, Kmart Corporation, accounted for 21% of sales in 1993 and 18% in 1992.

     GENERAL MATTERS

     The primary raw material used by the Company is yarn made from both synthetic and natural fibers which it purchases from several different suppliers. The Company also purchases sewing thread, dyes and chemicals, inks, elastic, hangers, cartons and printed bags. Supplies of synthetic fibers are dependent upon the availability of petroleum, while supplies of natural fibers are dependent upon worldwide crop conditions. These factors generally have had a greater effect on price than on availability.

     Although the Company does not have formal arrangements extending beyond one year with its suppliers, the Company has not experienced any significant difficulty obtaining yarn or any other raw materials from its current sources and believes that, in any event, adequate alternative sources of supply are available.

     "Signal", "Signal Artwear", "Signal Sport" and "American Marketing Works" are registered trademarks of the Company. In addition to the license to use the "Riddell" trademark and logo described above, the Company is licensed through May 1996 to use the registered trademark "joan vass, u.s.a." in connection with machine-knit women's apparel and is licensed to use various trademarks of the National Football League and various colleges in connection with collections of activewear. The Company's subsidiary, Signal Artwear, is licensed by several companies to print various cartoon, movie and celebrity characters and other graphics on garments. The Company's recently acquired subsidiary, American Marketing Works, Inc., is licensed to use a variety of brands including Skechers, Ocean Pacific and Magic Johnson Tees. American Marketing Works is also licensed to use various trademarks of the National Basketball Association, the National Football League and the National Hockey League. The ability to use the foregoing trademarks is important to the implementation of the Company's strategy of expanding sales to the retail market. Sales under the license to use the "joan vass, u.s.a." trademark have represented a significant portion of the sales of the Company's Heritage Sportswear Division.

     The business of the Company tends to be seasonal with peak shipping months varying from product line to product line. To meet the demands of peak shipping months, it is necessary to build inventories of some products well in advance of expected shipping dates. The Company believes that its credit practices and merchandise return policy are customary in the industry. Borrowings are used to the extent necessary to finance seasonal inventories and receivables. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition".

     During 1994, the Company sold its products to over 2,600 customers, including department stores, mass merchandisers, other retailers and specialty stores, wholesalers, distributors, screenprinters, and other manufacturers.
     Products are shipped directly from the Company's manufacturing facilities and warehouses.

     On December 31, 1994, Signal Knitwear, Heritage Sportswear, Signal Artwear and American Marketing Works had scheduled order backlogs of approximately $7,050,000, $2,322,000, $8,250,000 and $4,265,000, respectively. On December 31, 1993, Signal Knitwear, Heritage Sportswear, and Signal Artwear had scheduled order backlogs of approximately $15,700,000, $3,800,000 and $10,300,000, respectively. On
     December 31, 1992, Signal Knitwear, Heritage Sportswear, and Signal Artwear had scheduled order backlogs of approximately $41,000,000, $5,600,000 and $13,000,000, respectively.
     Scheduled order backlogs consist of orders received from customers and entered into the Company's order entry system, at which point the orders are scheduled for production. The Company expects to ship substantially all of its December 31, 1994 backlog of unfilled orders by December 31, 1995; however, orders are subject to cancellation, generally without penalty, by customers prior to shipment. The Company's backlog of orders on December 31, 1994 is not necessarily indicative of actual shipments or sales for any future period, and period-to-period comparisons from 1993 to 1994 may not be meaningful.

     The apparel industry as a whole, including the part of the industry engaged in by the Company, is highly competitive. The Company believes that the principal methods of competition in the markets in which it competes are design and styling, price and quality. The designer and brand name markets are influenced by fashion, design, color, consistent quality and consumer loyalty. Imports offer competition to the sweater and knit shirt product lines. The industry is very fragmented, and the Company's relative position in the industry is not known.

     Compliance with federal, state and local provisions which have been enacted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have not had, and are not expected to have, any material effect upon the capital expenditures, operating results, or the competitive position of the Company; however, in 1992 and 1993, the Company accrued $400,000 and $55,000, respectively, for the estimated cost to clean-up an oil spill at its LaGrange facility.

     The Company had approximately 1,750 employees at March 1, 1995, compared to 1,850 employees at March 1, 1994, and 2,400 at March 1, 1993. The 1995 employee count includes approximately 225 employees at AMW not included in previous years. The reduction of 325 employees (excluding AMW) since March 1, 1994 is the result of actions taken to reduce costs as well as a response to lower manufacturing volume.

(d) All of the Company's manufacturing facilities are located in the United States. Substantially all (over 95%) of the
     Company's sales are domestic.

Item 2.   PROPERTIES

The Company operates owned and leased facilities, aggregating approximately 1,241,400 square feet of usable space. The following table sets forth certain information concerning each of these facilities:

Facility            Square    Owned/     Products/
Location             Feet     Leased     Operations
- --------            ------    ------     ----------

SIGNAL KNITWEAR:

Chattanooga, TN    192,200    Owned      Sportswear - warehouse,
                                         distribution and
                                         offices

New Tazewell, TN    91,300    Owned      Sportswear - cut and
                                         sew, warehouse and
                                         distribution

                    20,000    Leased     Storage

Rutledge, TN        59,700    Owned      Sportswear - sew

                    12,500    Leased     Sportswear - warehouse
                                         and distribution

LaGrange, GA       134,500    Owned      Sportswear - knitting,
                                         dyeing and finishing,
                                         warehouse and
                                         distribution

                    53,600    Leased     Sportswear - warehouse

Marion, SC          29,200    Owned      Sportswear - sew


HERITAGE SPORTSWEAR:

Marion, SC         164,600    Owned      Women's apparel, knit
                                         sweaters and skirts -
                                         knitting, cut and sew,
                                         and offices

Lakeview, SC        85,100    Owned      Women's apparel, knit
                                         sweaters and skirts -
                                         warehouse and
                                         distribution

New York, NY         3,900    Leased     Showroom and offices

SIGNAL ARTWEAR:

Wabash, IN          69,000    Owned      Screen printing -
                                         printing, warehouse and
                                         offices

                     3,900    Leased     Storage

Marion, IN         223,700    Leased     Screen printing -
                                         warehouse and printing

New York, NY         4,200    Leased     Showroom and offices


AMERICAN MARKETING WORKS:

Gardena, CA         90,200    Leased     Screenprinting -
                                         printing, warehouse and
                                         offices

Charlotte, NC        3,800    Leased     Offices

The buildings at all facilities set forth in the table above and the machinery and equipment contained therein are well maintained and are suitable for the Company's needs. Substantially all of the buildings are protected by sprinkler systems and automatic alarm systems, and all are insured for amounts which the Company considers adequate. The plant in Rutledge, Tennessee is subject to mortgage liens incurred in connection with industrial development financing. The plants in New Tazewell, Tennessee, LaGrange, Georgia and Wabash, Indiana are subject to mortgage liens incurred in connection with financing with the senior lender.

As part of its strategic plan, the Company uses independent contractors to supplement the productive capacities of its own manufacturing facilities. The Company believes the production of its own facilities plus the contracted production will support the expected level of business in 1995.

Item 3.   Legal Proceedings

The Company is unaware of any material pending legal proceeding other than ordinary, routine litigation incidental to its business.

Item 4.   Submission of Matters To A Vote of Security Holders

No matters were submitted to a vote of security holders in the fourth quarter of 1994.



                                  PART II


Item 5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters


MARKET PRICES AND DIVIDENDS

(Unaudited)                      Quarter Ended
- ------------------------------------------------------------------------------
                   March 31      June 30      September 30   December 31
                 1994  1993     1994  1993     1994  1993    1994   1993
- -------------------------------------------------------------------------------
Common Stock:(1)
 High           $7.50 $14.75   $8.00 $13.00    $8.13 $9.88   $8.00  $8.38
 Low             5.13   9.13    6.50   8.38     6.50  6.75    4.00   6.63
 Cash dividends    --     --      --     --       --    --      --    --
- -------------------------------------------------------------------------------

(1)  Classes A and B Common Stock were redesignated as Common
     Stock on June 22, 1993. Prior to that date, market prices are quoted for Class A Common.

The Company's loan agreements contain provisions which currently restrict the Company's ability to pay dividends (see Note 4 of Notes to Consolidated Financial Statements). No Common Stock dividends were declared during the five-year period ended
December 31, 1994.

Shareholders of record as of March 24, 1995:
     Common    1,097

The Company's Common Stock is listed on the New York Stock
Exchange.

Item 6.   Selected Financial Data

SUMMARY OF SELECTED FINANCIAL DATA
Dollars in Thousands (Except Per Share Data)

                          1994(c)      1993       1992     1991(b)    1990
- --------------------------------------------------------------------------------
Net Sales               $95,818     $131,000   $172,194   $90,137   $76,819
================================================================================
Net loss (a)            (53,304)     (34,878)   (20,210)  (31,771)   (6,669)
================================================================================
Net loss per common
 share (a)                (6.88)       (4.17)     (2.41)    (6.59)    (2.23)
================================================================================
Total assets             69,448       87,914    121,280   113,732    53,217
================================================================================
Long-term obligations    49,258       26,748     72,126    54,869    15,955
================================================================================

(a) Effective January 1, 1994, the Company elected to retroactively change its method of inventory valuation from the LIFO method which was used for all inventories except those of Signal Artwear to the FIFO method. The Company believes the FIFO method will produce a better matching of current costs and current revenues due to changes in its existing product lines and the continuous introduction of new products. The Company has also applied to the Internal Revenue Service to change to the FIFO method of inventory valuation for income tax reporting purposes.

     As required by generally accepted accounting principles, the Company has retroactively restated the prior period financial statements for this change. See the Consolidated
     Financial Statements where the impact of this change is further discussed.

(b) The data includes amounts applicable to Shirt Shed from date of acquisition, July 22, 1991.

(c)  The data includes amounts applicable to American Marketing
     Works from date of acquisition, November 22, 1994.


Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1994 COMPARED WITH 1993

Net sales of $95.8 million for 1994 represent a decrease of 26.9% or $35.2 million when compared to the $131.0 million in net sales for 1993. This decrease is comprised of a $13.2 million reduction for screenprinted products, a $12.5 million reduction for active sportswear, a $5.2 million reduction for women's fashion knitwear and a $4.3 million reduction for discontinued lines. The inclusion of AMW's operations since the date of acquisition increased sales by $1.8 million.

Signal Artwear's sales were $28.2 million in 1994 versus $42.6 million in 1993. Of the $14.4 million reduction, $14.7 million is a result of reduced sales to a large customer. On a license basis, team sports were down $6.0 million while sales of licensed products under three movie themes accounted for a $7.9 million reduction. Closeout sales were up $3.1 million while first quality sales were down by $17.5 million. Total dozens sold were down 20% in 1994 from 1993 with a 91% increase of dozens in closeout sales and a 42% reduction of dozens in first quality sales. Decreased dozens accounted for 58% of the total sales dollar reduction while product mix change accounted for the balance of the reduction. Orders for printed sportswear and licensed apparel for Signal Artwear were approximately $8.3, $10.3 and $13.0 million at year-end 1994, 1993 and 1992, respectively. Orders for printed sportswear and license apparel for AMW were approximately $4.3 million at December 31, 1994.

Manufacturing difficulties encountered during 1994 impacted the Company's sales. Management believes that steps currently being taken to improve the Company's financial condition will enable it to improve its ability to perform under its licenses, and fill customers' orders on a timely basis at acceptable quality levels. In turn, management believes this will enhance the Company's ability to obtain new and renew current licenses. Furthermore, the Company continues to actively consider opportunities to acquire new licenses to add to its license portfolio through the acquisition of companies holding desirable licenses. The Company's ability to implement its strategy will depend on solving its liquidity problems and improving its manufacturing processes.

Sales of active sportswear decreased 22% to $45.9 million in 1994 as compared to $59.0 million in 1993. Of the $13.2 million reduction, $5.7 million is a result of reduced sales to a large customer. In 1994, there was a 24% reduction in the dozens of active sportswear sold which accounted for a $13.9 million decrease in sales dollars. The sales price per dozen increased 1% ($.7 million) in 1994 over 1993 due to sales mix.

Sales of women's fashion knitwear excluding discontinued lines, decreased $5.2 million to $19.9 million in 1994 as compared to $25.1 million in 1993. The 21% sales reduction was primarily due to competition from garments selling at lower retail prices.
Unit volume accounted for 32% of the decrease. Reduction in average selling price accounted for 68% of the decrease and was due to a combination of product mix and unit selling price changes.

Gross profit was $8.4 million (8.7% of sales) in 1994 compared to $12.4 million (9.5% of sales) in 1993. The $4.1 million reduction in gross profit in 1994 compared to 1993 was the result of decreased sales volume excluding closeouts ($9.2 million), increased losses on closeouts ($1.6 million), offset by more favorable sales mix ($2.0 million), increased manufacturing efficiencies ($2.2 million), reduced favorable raw material prices and contractor purchase price variances ($.8 million) and a favorable inventory reserve adjustment ($3.3 million). The 1994 gross profit includes a $7.7 million charge for inventory writedowns which compares to a $9.6 million charge for inventory writedowns in 1993.

Royalty expense related to license product sales was 3.5% and 3.6% for the years ended December 31, 1994 and 1993, respectively. Royalty expense declined $1.4 million in 1994 versus 1993 due to decreased sales of license apparel.

Selling, general and administrative ("SG&A") expenses were 28% and 24% of sales for the years ended December 31, 1994 and 1993, respectively. SG&A expenses decreased $4.7 million in 1994 compared to 1993. Closing of the Keds division, Joan Vass Sporting and certain outlet stores accounted for a $3.0 million reduction. Reduction in legal and professional expense ($2.0 million) and in shipping expense ($.8 million) offset by the addition of AMW ($1.0 million) were the primary elements of the remaining reduction.

Interest expense decreased $1.8 million from 1994 to 1993.
Average debt outstanding in 1994 was $31.9 million compared to $59.2 million in 1993. A significant portion of the Company's subordinated debt was converted to Preferred Stock in 1993 resulting in the lower average debt outstanding in 1994. Average interest rates were 9.4% and 7.6% for 1994 and 1993, respectively.

The primary elements making up the 1994 other expense amount of $2.0 million are $1.0 million amortization of goodwill, and $.2 million in factor charges for customer late payments. The primary elements making up the 1993 other expense amount of $1.4 million are $1.0 million for amortization of goodwill and $.3 million in factor charges for customer late payments.

Signal Artwear has incurred losses each year since its acquisition in 1991 and the Company's projections for future operating results for Artwear indicate an impairment of the goodwill. Accordingly, the Company deemed it appropriate to write off the goodwill arising from the acquisition. The write-off resulted in a charge of $26.5 million in 1994.

Pursuant to the acquisition of AMW, the Company named Marvin Winkler, the Chairman and Chief Executive Officer of AMW, as Chairman and Chief Executive Officer of Signal. Subsequent to year-end, the Company named Leon Ruchlamer as President and William H. Watts as Chief Financial Officer. These changes in management were undertaken to assist the Company to effect its plans to improve sales and operating results.

1993 COMPARED WITH 1992

Net sales of $131.0 million for 1993 decreased of 23.9%, or $41.2 million, when compared to the $172.2 million in net sales for 1992. This decrease was comprised of a $31.6 million reduction for screenprinted products and a $9.6 million reduction for active sportswear. Net sales for women's fashion knitwear remained constant for the two years.

Signal Artwear's sales were $42.6 million in 1993 versus $74.2 million in 1992. Signal Artwear's total dozens sold were down 52% in 1993 from 1992, primarily as a result of a decrease in the sale of licensed products under two movie themes. This decrease was partially offset by a product mix change resulting in a 20% higher sales price per dozen. In 1992, sales of Batman licensed products accounted for $33.3 million of Artwear's sales. Orders for printed sportswear and licensed apparel for Signal Artwear were approximately $10.3 and $13.0 million at year-end 1993 and 1992, respectively.

Sales of active sportswear products decreased 14% to $59.0 million in 1993 as compared to $68.7 million in 1992. Sales of closeout active sportswear products increased 43% to $7.2 million
in 1993 from 1992.   Sales of active sportswear excluding
closeouts decreased 18% in 1993. In 1993, there was a 23% reduction in the dozens of active sportswear sold excluding closeouts as compared to 1992. The sales price per dozen increased 5% in 1993 over 1992 due to sales mix. Orders for active sportswear were $15.7 and $41.0 million at year-end 1993 and 1992, respectively.

Sales of women's fashion knitwear remained constant at $26.4 million in both 1993 and 1992. However, there was a 2.6% drop in sales volume that was offset by an improvement in sales mix and price. The discontinuance of the Keds division in July 1993 was offset by increased sales of the Heritage Sportswear division.

Orders for women's fashion knitwear were $3.8 and $5.6 million at year-end 1993 and 1992, respectively.

Gross profit was $12.4 million (9.5% of sales) in 1993 compared to $31.8 million (18.4% of sales) in 1992. The $19.3 million reduction in gross profit in 1993 compared to 1992 was the result of increased losses on closeout sales ($5.0 million), decreased sales volume excluding closeouts ($12.0 million), less favorable sales mix ($2.2 million), decreased manufacturing efficiencies primarily due to under absorption of overhead ($5.0 million), offset by favorable reduced raw material prices and contractor purchase price variances of $4.9 million. The 1993 gross profit includes a $9.6 million charge for inventory writedowns. Of the $9.6 million, $1.5 million relates to closeouts of new products (Riddell and Joan Vass Sporting), while the remaining $8.1 million related to disposal of closeouts & obsolete inventory.
In 1992 gross profit was negatively impacted by a $6.7 million inventory write-down, $1.8 million of which related to closeouts of new products (Keds, Riddell and Joan Vass Sporting) while the remaining $4.9 million related to disposal of closeout and obsolete inventory that was created by disappointing sales of licensed products and other marketing programs.

Royalty expense related to licensed product sales was 4% and 6% of sales in 1993 and 1992, respectively. Royalty expense decreased $6.2 million in 1993 from 1992 primarily due to decreased sales of licensed products in 1993 and a $2.4 million charge in 1992 for unearned royalties under a minimum guarantee agreement on a product license.

Selling, general and administrative ("SG&A") expenses were 24% and 20% of sales in 1993 and 1992, respectively. Actual SG&A expense decreased $2.3 million in 1993 compared to 1992. Closing of the Keds division resulted in a $2.6 million reduction of expenses while reduced volume at Artwear resulted in a $2.5 million reduction, primarily sales commissions and factoring charges. These reductions were partially offset by increased start-up expense in the Riddell division ($1.5 million) and increased bad debt expense for the Knitwear division ($1.0 million).

During the first half of 1993, the Company experienced an erosion of sales and margins. In response, the Board of Directors retained the consulting firm of Grisanti, Galef, and Goldress, Inc. ("Grisanti"), to assess the Company's operations, including its marketing direction, products, manufacturing and management structure. The restructuring by Grisanti resulted in costs of $4.8 million being charged to operations during the second, third and fourth quarters of 1993, at the amounts of $1.5, $3.0 and $.3 million, respectively. The primary elements of the $4.8 million were $1.7 million for the elimination of the Keds Apparel division, $.7 million for closing the Griffin plant and $1.9 million for employee severance and related costs. Of the $4.8 million, $.6 million was for non-cash write-offs and approximately $2.1 million was for charges that will impact future cash flows.

The primary elements making up the 1993 other expense amount of $1.4 million are $1.0 million amortization of goodwill and $.3 million in factor charges for customer late payments.

The primary elements making up the 1992 other expense amount of $1.5 million are $1.0 million amortization of goodwill, $.5 million factor charges for customer late payments, and $.3 million related to discontinuance of the Company's pension plan. These expenses were offset by income of $.3 million from sublicenses for the Batman program.

Shirt Shed was a partner in a joint venture which resulted in income of $.4 million during 1992. The joint venture ceased operating in May 1992 and was terminated prior to December 31, 1992.

Interest expense decreased $1.3 million in 1993 from 1992.
Average outstanding debt in 1993 was $59.2 million compared to $71.5 million in 1992. Average interest rates during 1993 and 1992 were 7.6% and 7.4%, respectively.

In 1992, Signal accrued $.4 million for clean-up of an oil spill at the LaGrange facility and an additional $.1 million was accrued in 1993. It is estimated that this amount will be adequate to complete the clean-up of the contaminated area.

The net loss for 1993 was $34.9 million or $4.17 per share compared to a net loss of $20.2 million or $2.41 per share for 1992.


FINANCIAL CONDITION

Additional working capital was required by the Company in 1994 to fund losses the Company incurred. Some of this need was funded through a reduction in raw materials and finished goods inventories. Also, a portion of this need was met by the Company's principal shareholders and senior lender. In February 1994, an investor exchanged $7.0 million of collateral on deposit with the Company's senior lender for 70 shares of Series C Preferred Stock. Additionally, the Company issued $3.0 million of subordinated debt to a related party in March 1994. In August 1994, the Company's senior lender increased the total senior term note outstanding to approximately $5.6 million from $3.5 based on appraisals of machinery and equipment and real estate. In August 1994, two principal shareholders pledged collateral of $4.0 million to the senior lender in connection with such lender's agreement to lend, on a discretionary basis, up to $4.0 million in excess of the borrowing base. Additionally, the senior lender agreed to a mid-month overadvance of $2.0 million. In connection with the acquisition of AMW, the senior lender agreed to an additional discretionary overformula accommodation not to exceed $5.0 million.

Working capital at December 31, 1994 decreased $16.9 million or 64% over the prior year (after retroactively restating the prior period financial statements for the change in the Company's method of inventory valuation from the LIFO method to the FIFO method -- see Note 3 of notes to consolidated financial statements). The decrease in working capital was primarily due to a significant increase in the current portion of long-term debt resulting from the discretionary overadvances with the senior lender ($10.8 million), a decrease in inventories ($2.6 million) and an increase in accounts payable and accrued liabilities ($4.5 million), which were partially offset by higher accounts receivable ($1.0 million).

Due to the seasonality of the business, trade accounts receivable normally peak from February to May and August to October and are lower in the other months as cash is collected and as shipments decrease. A significant portion of accounts receivable due from customers is carried at the risk of the factor and is not reflected in the accompanying balance sheets.

Inventories decreased $2.6 million or 7% compared to last year-end (after retroactively restating the prior period financial statements for the change in the Company's method of inventory valuation from the LIFO method to the FIFO method -- see Note 3 of notes to consolidated financial statements). Inventories increased $3.9 million as a result of the acquisition of AMW and decreased $6.5 million as a result of the Company's ongoing efforts to improve inventory turns and to sell closeout and obsolete inventory during the year.

Total current liabilities increased $15.4 million or 93% over year-end 1993 primarily due to the classification of the discretionary overadvances of $10.8 million with the senior lender as short-term. Additionally, accounts payable and accrued liabilities increased $4.5 million including an increase of $3.2 million related to the acquisition of AMW.

Cash used in operations was $11.2 million in 1994, compared to $3.8 million used in operating activities in 1993. The net loss of $53.3 million and decreases in accounts payable and accrued expenses of $1.8 million were the primary uses of funds. These items were partially offset by depreciation and amortization ($4.7 million), write-off of goodwill ($26.5 million) significantly lower inventory levels ($6.9 million) and a decrease in accounts receivable ($5.3 million).

Cash used in investing activities of $3.5 million included $2.2 million for purchases of property and equipment, including dyeing, sewing and screenprinting equipment primarily to improve manufacturing efficiencies. Commitments to purchase equipment totaled approximately $.1 million at December 31, 1994. During 1995, the Company anticipates capital expenditures of approximately $.8 million. Cash used in investing activities also included $1.3 million related to the acquisition of AMW.

Cash provided by financing activities was $14.6 million in 1994. The Company borrowed $3.0 million in subordinated debt with a related party, FS Signal Associates I, during the first quarter of 1994. Additionally, the Company exchanged collateral of $7.0 million pledged to the senior lender by a related party, Walsh Greenwood, for Preferred Stock, which decreased the revolving advance account with the senior lender. Cash provided by financing activities also included a net increase in the revolving advance account primarily in the form of guaranteed and discretionary overadvances with the Company's senior lender of $8.9 million during 1994.

The revolving advance account increased $9.3 million from $19.7 million at year-end 1993 to $28.9 million at December 31, 1994. Committed credit lines with the company's senior lender aggregated a maximum of $40.0 million at December 31, 1994. At year-end, approximately $10.8 million was overadvanced under its revolving advance account, which is classified as short-term in the consolidated balance sheets at December 31, 1994 (see later paragraphs for a discussion of overadvance arrangements totalling $11.0 million).

In August 1994, in response to the Company's liquidity needs, two principal shareholders, FS Signal Associates II and Walsh Greenwood, pledged collateral of $4.0 million to the senior lender in connection with such lender's agreement to lend, on a discretionary basis, funds up to $4.0 million in excess of the borrowing base. As of December 31, 1994, the Company had received the entire $4.0 million from the lender committed under this arrangement. The Company may reduce the outstanding debt under this special overadvance only after repayment of its mid-month overadvance facility and any other overadvance facilities.

On November 22, 1994, the Company acquired AMW by issuance of 1,400,000 restricted shares of the Company's Common Stock. 300,000 of the shares are contingent on future events and are not included as outstanding for financial reporting purposes. Simultaneously with the acquisition, AMW entered into a financing arrangement with the Company's senior lender. Under the agreement with the combined companies, the senior lender will advance up to a maximum of $40.0 million in accordance with a formula based on the values of accounts receivable, inventory and term notes, plus a discretionary overadvance of $4.0 million (secured by the collateral pledged by two principal shareholders) plus a discretionary over-formula accommodation not to exceed $5.0 million and a mid-month overadvance of $2.0 million.

Total outstanding debt averaged $31.9 million and $59.2 million for 1994 and 1993, respectively, with average interest rates of 9.4% and 7.6%. Although the Company continued to sustain losses in 1994, average outstanding debt decreased primarily due to the exchange of debt and collateral pledged by related parties for Preferred Stock and the reduction in inventory.

The Company also uses letters of credit to support foreign and some domestic sourcing of inventory and certain other obligations. Outstanding letters of credit were $2.5 million at December 31, 1994 (excluding collateral of $2.0 million pledged to the senior lender in the form of a standby letter of credit).

Total shareholders' equity decreased $45.2 million compared to year-end 1993. The Company sustained losses of $53.3 million during 1994 (including the write-off of goodwill of $26.5 million
- -- see previous paragraph for a further discussion), which were partially offset by a $7.0 million investment in Preferred Stock by a principal shareholder and by the issuance of 1,100,000 restricted shares of Common Stock in conjunction with the acquisition of AMW.

LIQUIDITY AND CAPITAL RESOURCES

As a result of continued losses, the Company has been unable to fund its cash needs through cash generated by operations over the last year and during the first quarter of 1995. The Company's liquidity shortfalls from operations were resolved through several transactions with related parties and the Company's senior lender. In January 1994, the Company issued a subordinated promissory note of $3.0 million to FS Signal Associates I. The senior lender provided discretionary overadvances of $11.0 million during 1994 and into the first quarter of 1995. In addition, the senior lender waived all loan covenant violations at December 31, 1994 and amended the covenants for 1995 (Note 4). In January 1995, the Company sold $3.0 million in Series C Preferred Stock to Walsh Greenwood and affiliated entities. Subsequent to December 31, 1994, the Company was advanced $7.0 million under the terms of a $15.0 million (net of discount) senior subordinated debt facility (Note
4).

The Company's continued existence is dependent upon its ability to substantially improve its operating results during 1995. The board of directors installed a new president and chief financial officer during January 1995 to effect an improvement in operations and liquidity. Since year-end, the Company has taken actions to improve its operations and liquidity. On March 31, 1995, the Company closed on the $15.0 million (net of discount) senior subordinated debt facility, such funds will be utilized for working capital purposes. The Company instituted an extensive cost reduction program that is expected to substantially reduce general and administrative expenses, and the Company is considering the sale of certain assets. In addition, the Company sold excess and closeout inventory of approximately $4.5 million since year-end and implemented an inventory control program in order to eliminate the manufacture of excess goods. Also, the senior lender extended the maturity dates of the senior notes totalling $6.5 million (Note 4).

The Company believes the execution of the above steps will provide sufficient liquidity for it to continue as a going concern in its present form. Accordingly, the consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classificiation of liabilities or any other adjustments that might become necessary should the Company be unable to continue as a going concern in its present form. However, there can be no assurances that all of these steps, if successfully completed, can return the Company's operations to profitability.

Item 8.   Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

     Report of Independent Public Accountants

     Consolidated Balance Sheets as of December 31, 1994 and
          December 31, 1993

     Consolidated Statements of Operations for the Years Ended
          December 31, 1994, 1993, and 1992

     Consolidated Statements of Shareholders' Equity for the
          Years Ended December 31, 1994, 1993, and 1992

     Consolidated Statements of Cash Flows for the Years Ended
          December 31, 1994, 1993, and 1992

     Notes to Consolidated Financial Statements

     Financial Statement Schedules:

          See Part IV, Item 14 (a) 2




REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors and Shareholders of Signal Apparel Company, Inc.:

We have audited the accompanying consolidated balance sheets of SIGNAL APPAREL COMPANY, INC. (an Indiana corporation) AND SUBSIDIARIES as of December 31, 1994 and 1993 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of the Company for the year ended
December 31, 1992 were audited by other auditors whose report dated March 29, 1993, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Signal Apparel Company, Inc. and subsidiaries as of December 31, 1994 and 1993 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, the Company has given retroactive effect to the change in accounting for inventories from the last-in, first-out method to the first-in, first-out method.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the liquidity of the Company has been adversely affected by recurring losses from operations, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.




                                   /s/ Arthur Andersen LLP
                                   ARTHUR ANDERSEN LLP

Chattanooga, Tennessee
March 31, 1995




CONSOLIDATED BALANCE SHEETS

Signal Apparel Company, Inc.
   and Subsidiaries
December 31, 1994 and 1993
(Dollars in thousands)

                                                1994       1993
                                              ---------  --------
Assets
Current assets:
  Cash                                       $     303  $    444
  Receivables, less allowance for doubtful
    accounts of $1,787 in 1994 and
    $1,060 in 1993                               6,713     5,699
  Inventories                                   33,350    35,956
  Prepaid expenses and other                     1,135       893
                                              ---------  --------
       Total current assets                     41,501    42,992
                                              ---------  --------
Property, plant and equipment, at cost:
  Land                                             505       560
  Buildings and improvements                    12,437    10,845
  Machinery and equipment                       38,684    36,405
                                              ---------  --------
    Total property, plant and equipment         51,626    47,810
      Less accumulated depreciation             34,816    30,425
                                              ---------  --------
        Net property, plant and equipment       16,810    17,385
                                              ---------  --------
Goodwill, less accumulated amortization
  of $41 in 1994 and $2,346 in 1993             10,786    27,465
Other assets                                       351        72
                                              ---------  --------
          Total assets                       $  69,448  $ 87,914
                                              =========  ========

Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                           $   8,663  $  5,295
  Accrued liabilities                           11,356    10,184
  Current portion of long-term debt              1,144     1,126
  Discretionary overadvances from bank          10,849      --
                                              ---------  --------
    Total current liabilities                   32,012    16,605
                                              ---------  --------
Long-term debt (less current portion):
  Senior obligations                            30,217    23,846
  Subordinated debt to related parties           5,434     --
                                              ---------  --------
    Total long-term debt                        35,651    23,846
                                              ---------  --------
Multiemployer pension plan withdrawal
  liability                                      1,084    1,558
                                              ---------  --------
Commitments and Contingencies (Notes 1,
  2, 4, 5 and 8)

Shareholders' equity:
  Series A Preferred Stock, $100,000 stated
    value per share, 400 shares authorized,
    327.087 shares issued and outstanding in
    1994 and 1993 (liquidation preference of
    $100,000 per share plus cumulative unpaid
    dividends of $6,875 in 1994 and $1,455 in
    1993)                                       39,584    34,164
  Series B Preferred Stock, $100,000 stated
    value per share, 250 shares authorized,
    217.678 shares issued in 1993
    (liquidation preference of $100,000
    per share, plus cumulative unpaid
    dividends of $1,046 in 1993); exchanged
    for Series C in 1994                          --      22,814
  Series C Preferred Stock, $100,000 stated
    value per share, 1,000 shares
    authorized, 287.678 shares issued
    in 1994 (liquidation preference of
    $100,000 per share plus cumulative
    unpaid dividends of $4,850 in 1994)         33,618     --
  Common Stock, 20,000,000 shares
    authorized, $.01 par value per share,
    10,204,296 shares issued in 1994 and
    9,104,296 shares issued in 1993                102        91
  Additional paid-in capital                    69,721    68,632
  Accumulated deficit                         (141,207)  (78,679)
                                              ---------  --------
          Subtotal                               1,818    47,022
  Less cost of common treasury shares
    (140,220 shares)                            (1,117)   (1,117)
                                              ---------  --------
    Total shareholders' equity                     701    45,905
                                              ---------  --------
          Total liabilities and
            shareholders' equity             $  69,448  $ 87,914
                                              =========  ========

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF OPERATIONS

Signal Apparel Company, Inc.
   and Subsidiaries
Years ended December 31, 1994, 1993 and 1992
(In thousands, except per share data)

                                          1994        1993        1992
- ------------------------------------------------------------------------
Net sales                             $   95,818  $  131,000  $  172,194
Cost of sales                             87,450     118,562     140,479
- ------------------------------------------------------------------------
   Gross profit                            8,368      12,438      31,715
Royalty expense                           (3,342)     (4,702)    (10,918)
Selling, general and administrative
   expenses                              (26,803)    (31,549)    (33,827)
Interest expense                          (3,002)     (4,855)     (6,131)
Other expense, net                        (2,044)     (1,425)     (1,482)
Write-off of goodwill                    (26,481)       --          --
Restructuring costs                         --        (4,785)       --
Income (loss) associated with joint
   venture                                  --          --           433
- ------------------------------------------------------------------------
   Loss before income taxes              (53,304)    (34,878)    (20,210)
Income taxes                                --          --          --
- ------------------------------------------------------------------------
   Net loss                              (53,304)    (34,878)    (20,210)
Less Preferred Stock dividends            (9,224)     (2,501)        (92)
- ------------------------------------------------------------------------
Net loss applicable to Common Stock   $  (62,528) $  (37,379) $  (20,302)
========================================================================
Weighted average common and common
  equivalent shares outstanding            9,082       8,963       8,428
========================================================================
Net loss per common share                  (6.88)      (4.17)      (2.41)
========================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Signal Apparel Company, Inc.
   and Subsidiaries
Years ended December 31, 1994, 1993 and 1992
(Dollars in thousands, except share data)

                                  Preferred Stock         Senior                            Addt'l
                              ------------------------   Preferred Common  Class A  Class B Paid-In   Accum.  Treasury
                              Series A Series B Series C   Stock   Stock   Common   Common  Capital  Deficit    Stock    Total
 ---------------------------- -------- -------- -------- -------- ---------------- ---------------- --------- --------  --------
Balance, December 31, 1991,
  as previously reported       $    -   $    -   $    -    $  420  $   -   $   66    $   7 $53,718   ($24,991) ($1,106)  $28,114
Restatement for change in
  inventory pricing method
  from LIFO to FIFO (Note 3)        -        -        -        -       -        -        -       -      4,466        -     4,466
 ---------------------------- -------- -------- -------- -------- ------- --------- ---------------- --------- --------  --------
Balance, December 31, 1991,
  as restated                  $    -   $    -   $    -    $  420  $   -   $   66    $   7 $53,718   ($20,525) ($1,106)  $32,580
Net loss                            -        -        -        -       -        -        -       -    (20,210)      -    (20,210)
Cash dividends:
   Preferred ($1.60 per share)      -        -        -        -       -        -        -       -        (92)      -        (92)
Conversion of 6,745 shares of
   Class B Common Stock into
   Class A Common Stock             -        -        -        -       -        -        -       -         -        -         -
Conversion of 105,236 shares
   of Senior Preferred into
   Class A and Class B Common
   Stock                            -        -        -      (351)     -         2        2     347        -        -         -
Exercise of employee stock
   options                          -        -        -        -       -         2       -      767        -      (153)      616
Issuance of 1,150,000 shares
   of Class A Common Stock
   upon exercise of warrants        -        -        -        -       -        12       -   13,788        -        -     13,800
Redemption of Preferred Stock       -        -        -       (69)     -        -        -       -       (473)     142      (400)
 ---------------------------- -------- -------- -------- -------- -------- -------- ---------------- --------- --------  --------
Balance, December 31, 1992    $     -  $     -  $     -  $     -   $   -    $   82   $    9 $68,620  ($41,300) ($1,117)  $26,294
Net loss                            -        -        -        -       -        -        -       -    (34,878)      -    (34,878)
Redesignation of Common Stock       -        -        -        -       91      (82)      (9)     -         -        -         -
Exercise of employee stock
   options                          -        -        -        -       -        -        -       12        -        -         12
Issuance of 544.765 shares
   of Preferred Stock           32,709   21,768       -        -       -        -        -       -         -        -     54,477
Cumulative accrued dividends
   on Preferred Stock            1,455    1,046       -        -       -        -        -       -     (2,501)      -         -
 ---------------------------- -------- -------- -------- -------- ---------------- ---------------- --------- --------  --------
Balance, December 31, 1993     $34,164  $22,814 $     -  $     -  $    91 $     -  $     -  $68,632  ($78,679) ($1,117)  $45,905
Net loss                            -        -        -        -       -        -        -       -    (53,304)      -    (53,304)
Issuance of 70 shares of
   Series C Preferred Stock         -        -     7,000       -       -        -        -       -         -        -      7,000
Exchange of 287.678 shares
   of Series B Preferred Stock
   for 287.678 shares of Series C
   Preferred Stock                  -   (22,814)  22,814       -       -        -        -       -         -        -         -
Cumulative accrued dividends
   on Preferred Stock            5,420       -     3,804       -       -        -        -       -     (9,224)      -         -
Issuance of 1,100,000 shares
   of restricted Common Stock
   in connection with the
   acquisition of American
   Marketing Works, Inc.            -        -        -        -       11       -        -    1,089        -        -      1,100
 ---------------------------- -------- -------- -------- -------- ---------------- ---------------- --------- --------  --------
Balance, December 31, 1994     $39,584 $     -   $33,618 $     -  $   102 $     -  $     -  $69,721 ($141,207) ($1,117) $    701
============================= ======== ======== ======== ======== ================ ================ ========= ========  ========

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS

Signal Apparel Company, Inc.
  and Subsidiaries
Years ended December 31, 1994, 1993, and 1992
(Dollars in thousands)

                                              1994      1993     1992
                                           --------  --------  --------
Operating Activities:
  Net loss                                $(53,304)$ (34,878)$ (20,210)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization          4,653     5,338     5,529
      Loss on disposal of property,
        plant and equipment                    251       732        38
      Write-off of goodwill                 26,481      --        --
      Changes in operating assets and
        liabilities, net of effects of
        business acquired:
        Decrease in receivables              5,273     3,319     4,375
        (Increase) decrease in inventories   6,858    25,209    (7,040)
        Decrease in other assets              --        --         426
        Decrease in prepaid expenses and
         other                                 330       345       297
        Decrease in accounts payable
          and accrued liabilities           (1,790)   (3,867)   (7,384)
                                           --------  --------  --------
            Net cash used in operating
              activities                   (11,248)   (3,802)  (23,969)
                                           --------  --------  --------
Investing activities:
  Purchases of property, plant and
    equipment                               (2,168)   (1,838)   (4,676)
  Proceeds from the sale of property,
    plant and equipment                         20        25        50
  Acquisition of business, less
    cash acquired                           (1,343)       --        --
                                           --------  --------  --------
            Net cash used in investing
              activities                    (3,491)   (1,813)   (4,626)
                                           --------  --------  --------
Financing activities:
  Net increase (decrease) in revolving
    advance account                          8,918   (16,354)   12,993
  Proceeds from subordinated notes           3,000     7,500    17,000
  Principal payments on borrowings          (4,102)     (718)  (14,705)
  Principal payments on multiemployer
    withdrawal liability                      (218)     (206)     (277)
  Proceeds from issuance of Preferred
    Stock                                    7,000    15,000      --
  Proceeds from exercise of stock warrants    --        --      13,800
  Proceeds from exercise of stock options     --          12       616
  Dividends paid                              --        --        (140)
  Redemption of Preferred Stock               --        --        (400)
                                           --------  --------  --------
            Net cash provided by
              financing activities          14,598     5,234    28,887
                                           --------  --------  --------
Increase (decrease) in cash                   (141)     (381)      292
Cash at beginning of year                      444       825       533
                                           --------  --------  --------
Cash at end of year                       $    303 $     444 $     825
                                           ========  ========  ========

See accompanying notes to consolidated financial statements.




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Signal Apparel Company, Inc. and Subsidiaries


1.  Summary of Significant Accounting Policies

Basis of Presentation

The Company's consolidated financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss applicable to Common Stock of $62,528,000 for the year ended December 31, 1994, and cumulative losses for the past three years of $120,209,000. The 1994 loss includes a write-down of goodwill of approximately $26,481,000 related to the acquisition of The Shirt Shed, Inc. (see "Goodwill"). As a result of these losses, shareholders' equity has declined to $701,000, at December 31, 1994, and tangible net worth is a negative $10,085,000.

Over the last year and during the first quarter of 1995, the Company has experienced liquidity shortfalls from operations that were resolved through (i) the issuance of a subordinated promissory note of $3,000,000 to FS Signal Associates I, a principal shareholder (see Note 4) in January 1994 and the sale of $3,000,000 of Series C Preferred Stock to Walsh Greenwood, a principal shareholder (see Note 4) in January 1995, (ii) the advance to the Company of $7,000,000 subsequent to December 31, 1994 under the terms of a $15,000,000 (net of discount) senior subordinated debt facility (Note 4), (iii) the waiver by the senior lender of all loan covenant violations at December 31, 1994 and the amendment of the covenants for 1995, and (iv) the provision by the senior lender of discretionary overadvances of $11,000,000 during 1994 and into the first quarter of 1995 (Note
4).

The Company's continued existence is dependent upon its ability to substantially improve its operating results during 1995. The board of directors installed a new president and chief financial officer during January 1995 to effect an improvement in operations and liquidity. Actions taken by the Company since year-end to improve its operations and liquidity include (i) the $15,000,000 (net of discount) senior subordinated debt facility closed on March 31, 1995, (ii) the institution of an extensive cost reduction program that is expected to substantially reduce general and administrative expenses, (iii) the sale of excess and closeout inventories of approximately $4,500,000 since year-end and the implementation of an inventory control program in order to eliminate the manufacture of excess goods, (iv) the extension of the maturity dates of senior notes of $6,500,000 (Note 4), and
(v) the consideration by the Company of the sale of certain assets. The Company believes it can improve its operating margins as a result of certain of the actions being taken.

The Company believes the execution of the above steps and other planned improvements in operations will provide sufficient liquidity for it to continue as a going concern in its present form. Accordingly, the consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustments that might become necessary should the Company be unable to continue as a going concern in its present form. However, there can be no assurances that all of these steps, if successfully completed, can return the Company's operations to profitability.

Principles of Consolidation

The consolidated financial statements include the accounts of Signal Apparel Company, Inc. ("Signal") and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

Inventories

Inventories are stated at the lower of first-in, first-out (FIFO) cost or market for all inventories (Note 3). For discontinued and closeout inventories, the Company evaluates the need for write-downs on an item by item basis. Market for finished goods and blank (unprinted) goods is net realizable value.

Property, Plant and Equipment

Depreciation of property, plant and equipment is provided over the estimated useful lives of the assets principally using accelerated methods. Assets under capital leases are included in property, plant and equipment, and amortization of such assets is included with depreciation expense. The estimated useful lives of the assets range from 4 to 32 years for buildings and improvements and 3 to 10 years for machinery and equipment. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation and amortization of property, plant and equipment for financial statement purposes amounted to $3,635,000 in 1994, $4,355,000 in 1993 and $4,556,000 in 1992.

Net Loss Per Common Share

The net loss per common share is based on the weighted average number of common shares outstanding during each year after giving effect to dividend requirements of the Preferred Stock. Effects of the Company's Common Stock equivalents have been excluded from the per share computations as they are anti-dilutive for all periods presented.

Line of Business

Apparel manufacturing and distribution is the Company's one line of business. In 1994, no one customer accounted for more than 10% of total sales. One customer accounted for 21% of net sales in 1993 and 18% of net sales in 1992.

Credit and Market Risk

The Company sells products to a wide variety of customers servicing the ultimate consumer. Pursuant to the terms of a factoring agreement with its senior lender, the Company sells substantially all accounts receivable, except cash in advance or cash on delivery sales, to the factor on a preapproved basis. The Company pays a factoring commission as compensation for the credit risk and other services provided by the factor.

With regard to credit-approved sales, the factor accepts the credit risk for nonpayment due to financial inability to pay. With regard to noncredit approved sales, the Company accepts all credit risk of nonpayment for any reason. A portion of accounts receivable due from customers (approximately 49% and 62% at December 31, 1994 and 1993, respectively) is carried at the risk of the factor. The Company performs ongoing credit evaluations of those customers carried at its own risk and generally does not require collateral for such receivables. The Company maintains an allowance for doubtful accounts at a level which management believes is sufficient to cover potential credit losses.

Goodwill

During November 1994, the Company acquired American Marketing Works, Inc. ("AMW"). The acquisition of AMW resulted in goodwill of $10,827,000 being recorded due to the excess of cost over the net assets acquired (Note 2). The goodwill related to the AMW acquisition is being amortized on straight-line basis over 30 years.

In connection with the acquisition of The Shirt Shed, Inc. ("Shirt Shed") in 1991, the Company recorded goodwill for the excess of the cost over the net assets acquired ("goodwill").
The goodwill was being amortized on a straight-line basis over 30 years. The Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related business segment's undiscounted net income over the remaining life of the goodwill in measuring whether the goodwill is recoverable.

During the fourth quarter of 1994, the Company determined that the goodwill related to the acquisition of Shirt Shed had been impaired. This impairment was due to continued operating losses by Shirt Shed along with the uncertainty about its return to profitability. As a result, the unamortized balance of the Shirt Shed goodwill was written off. The charge for the goodwill write-off was $26,481,000 and has been separately presented in the accompanying statement of operations for the year ended December 31, 1994.

2.   Acquisition of American Marketing Works

Pursuant to a stock purchase agreement dated October 6, 1994, as subsequently amended (as so amended, the "Purchase Agreement"), the Company acquired, as of November 22, 1994, all of the outstanding capital stock of AMW, from Kidd, Kamm Equity Partners, L.P., a Delaware limited partnership ("KKEP"), MW Holdings, L.P., a California limited partnership ("MWH"), Marvin Winkler, Sherri Winkler and certain investment companies (collectively, the "AMW Shareholders"), in exchange for 1,400,000 shares of the Company's Common Stock, $.01 par value per share (the "AMW Acquisition"). Included in the 1,400,000 shares are 150,000 unvested shares and 150,000 shares subject to being returned to the Company. AMW is a branded licenses apparel company which designs, prints and markets silkscreen printable sportswear, principally T-shirts and sweatshirts, with tangible assets of approximately $8,643,000 at December 31, 1994 and calendar 1994 net sales (unaudited) of approximately $34,000,000. AMW has a broad portfolio of licenses, cross licenses and brand names backed by well-known products or endorsers. AMW's distribution channels include department stores, specialty stores, mass merchants, gift shops and souvenir shops. The Company intends to continue the operation of AMW's business as a wholly-owned subsidiary.

Pursuant to the terms of a registration rights agreement (the "Registration Rights Agreement") executed in connection with the AMW Acquisition, 150,000 of the shares are designated as "unvested" as of the date of the AMW Acquisition, which shares will vest (if at all) only in accordance with the Registration Rights Agreement (as described below). An additional 150,000 (or the proceeds therefrom, if sold) shares which are designated as "vested" shares under the Registration Rights Agreement are nonetheless, under the terms of the Purchase Agreement, subject to being returned to the Company in the event that KKEP's guaranty of certain pre-AMW Acquisition indebtedness of AMW terminates in accordance with its terms without KKEP having received any demand to make payments as guarantor thereunder. Such indebtedness is secured by the fixed assets of AMW and is also subject to separate guaranties given by the Company and by certain of the Company's principal shareholders. The additional 300,000 common shares which are considered "vested" and "nonvested" have not been reflected as issued in the accompanying consolidated financial statements due to the contingencies related to their issue.

The shares of the Company's Common Stock issued in connection with the AMW Acquisition were issued as unregistered, restricted shares pursuant to the rules and regulations of the Securities and Exchange Commission. As an additional inducement to the AMW Shareholders to enter into the Purchase Agreement, the Company entered into a Registration Rights Agreement dated November 22, 1994 with KKEP as "nominee" for all of the AMW Shareholders (other than Marvin Winkler and Sherri Winkler, who did not receive any shares) under a separate agreement between KKEP and such shareholders. The Registration Rights Agreement effectively grants KKEP (as "Holder," as defined therein, of a majority of the "Registrable Securities" issued in the AMW Acquisition) the right to require the Company, upon written notice given anytime within two years after November 22, 1994, to effect one registration of all "Registrable Securities" issued in the AMW Acquisition for sale under the Securities Act of 1933, as amended. The Registration Rights Agreement defines the term "Registrable Securities" to include all 1,250,000 "vested" shares issued in connection with the AMW Acquisition (including the 150,000 shares subject to being returned to the Company as described above), plus any "unvested" shares which may become "vested" pursuant to the Registration Rights Agreement. The "unvested" shares will only become "vested," however, in the event that the Company exercises its rights under the Registration Rights Agreement to require certain delays or suspensions in the registration of shares to which the AMW Shareholders are otherwise entitled under the terms of the agreement.

In connection with the AMW Acquisition, the Company agreed with the other parties to the Purchase Agreement that (i) a subordinated promissory note of AMW in the principal amount of $1,560,000 from MWH and (ii) a subordinated promissory note of AMW in the principal amount of $750,000 from Marvin Winkler (president of the general partner of MWH as well as former Chairman and CEO of AMW and current chairman and CEO of the Company) and his wife, Sherri Winkler (collectively, the "Subordinated Notes") would be amended and restated in principal amounts equal to the outstanding principal plus accrued and unpaid interest on each of the Subordinated Notes as of November 22, 1994 (totalling $1,635,400 and $798,300, respectively) (said amended and restated notes, collectively, the "Purchase Notes"). Each of the Purchase Notes bears interest at a rate of 11% per annum (payable monthly) and will mature on November 22, 1999 (Note 4). The Purchase Notes are subject to a separate Put/Call Agreement dated November 22, 1994 among the Company, MWH and Marvin and Sherri Winkler (the "Winklers"), pursuant to which:
(i) MWH and the Winklers have the right, exercisable at any time prior to the earlier of the maturity of the Purchase Notes or any call of the Purchase Notes by the Company, to require the Company to purchase either of the respective Purchase Notes in exchange for a number of shares of the Company's Series D Preferred Stock, $100,000 stated value per share (the "Series D Preferred Stock") equal in stated value to the then outstanding principal plus accrued and unpaid interest with respect to such note; and (ii) the Company has the right, exercisable at any time (A) after any acceleration of the senior debt of either the Company or AMW by either lender pursuant to the terms of such debt and (B) prior to the first to occur of (x) an exercise of the above-described put option by either MWH or the Winklers with respect to each Purchase Note or (y) the maturity of each such note, to require each of MWH and the Winklers to sell their respective Purchase Notes to the Company in exchange for a number of shares of the Company's Series D Preferred Stock determined as described above. Subsequent to year-end, the Company entered into an agreement with MWH and the Winklers whereby the Purchase Notes would be canceled in exchange for 1,000,000 shares of Common Stock to be issued to Marvin Winkler.

On November 30, 1994, KKEP, in its capacity as nominee for the AMW Shareholders who received shares of the Company's stock in the AMW Acquisitions, notified the Company of its exercise of the demand registration rights granted in the Registration Rights Agreement. In accordance with the terms of the Registration Rights Agreement, the Company has requested, and KKEP has agreed to, a six month delay in the registration of shares pursuant to such notice. As a result of the delay, the unvested shares will vest in 1995, in accordance with the terms of the Registration Rights Agreement.

The AMW acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16, and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values as of the acquisition date. The net excess of the cost over the estimated fair values of the acquired net assets as a result of the AMW Acquisition has been allocated to goodwill. The purchase price allocation will be finalized in 1995.

The results of operations of AMW are included in the accompanying consolidated financial statements from the date of acquisition. The following summarized unaudited pro forma financial information gives effect to the acquisition as if it had occurred on January 1 of each period and has been prepared for comparative purposes only. The information does not purport to be indicative of the results of operations had the transaction been in effect on the date indicated or which may occur in the future:


                                          Year Ended
     Dollars in Thousands                December 31,
     (except per share data)          1994           1993
                                      ----           ----
                                          (unaudited)

     Net sales                      $125,603       $169,018
     Net loss applicable to
       common shareholders            71,407         38,770
     Net loss per common share         6.99           3.80

3.  Inventories

Inventories consisted of the following at December 31, 1994 and 1993:

(Dollars in thousands)            1994            1993
- -----------------------------------------------------------------
At current cost:
   Raw materials                 $   963        $ 1,965
   Work in process                 5,639          7,629
   Finished goods                 25,392         24,267
   Supplies                        1,356          2,095
- -----------------------------------------------------------------
                                 $33,350        $35,956
=================================================================

Effective January 1, 1994, the Company elected to retroactively change its method of inventory valuation from the last in, first out ("LIFO") method, which was used for all divisions except the Artwear division, to the first in, first out ("FIFO") method.
The Company believes the FIFO method will produce a better matching of current costs and current revenues due to changes in its existing product lines and the continuous introduction of new products. The Company has also applied to the Internal Revenue Service to change to the FIFO method of inventory valuation for income tax reporting purposes.

As required by generally accepted accounting principles, the Company has retroactively restated the prior period financial statements for this change. The effect of the restatement was to reduce the accumulated deficit at December 31, 1991 by $4,466,000.

The impact of this change in accounting method on the net loss for each subsequent period was as follows (dollars in thousands, except per share date):

                                         Fiscal Years
                                         ------------
                                         1993     1992
                                         ----     ----
     Increase (decrease) in:
          Net loss                       $1,016   $(316)
                                         ======   ======
          Net loss per common and
            common equivalent share        $.11   $(.04)
                                         ======   ======



4.  Long-Term Debt

Long-term debt consisted of the following at December 31, 1994 and 1993:

(Dollars in thousands)                       1994        1993
- -----------------------------------------------------------------
Senior obligations:

  Revolving advance account under
    credit facility -- interest payable
    monthly at the alternate base rate
    (as defined) plus 1.25% (9.75% at
    December 31, 1994); secured by
    accounts receivable, inventories
    and certain machinery and equipment    $28,924     $19,673

  Senior term note -- interest payable
    monthly at the alternate base rate
    (as defined) plus 1.5% (10.0% at
    December 31, 1994); secured by real
    estate; payable in equal monthly
    installments of $17,600 over a
    period through July 1999 with a
    balloon payment due August 1999          1,422         --

  Senior term note -- interest payable
    monthly at the alternate base rate
    (as defined) plus 1.5% (10.0% at
    December 31, 1994); secured by
    accounts receivable, inventories,
    and machinery and equipment; payable
    in equal monthly installments of
    $49,500 over a period through
    July 1999 with a balloon payment
    due August 1999                          3,993       4,000

  Tranche A note -- interest payable
    monthly at the commercial paper rate
    (as defined) plus 4.75% (10.8% at
    December 31, 1994); secured by certain
    machinery and equipment and certain
    issued and outstanding stock, payable
    on December 31, 1996                     4,750         --

  Tranche B note -- interest payable
    monthly at the commercial paper rate
    (as defined) plus 7.65% (13.7% at
    December 31, 1994); secured by certain
    machinery and equipment and certain
    issued and outstanding stock, payable
    on December 31, 1996                     1,750         --

  Obligations under capital leases             293         764

  Mortgage notes payable                       396         432

  Other                                        682         103
- -----------------------------------------------------------------

Total                                       42,210      24,972

  Less: Current portion of long-term debt    1,144       1,126
        Discretionary overadvances
           from bank                        10,849          --
- -----------------------------------------------------------------

Senior obligations, excluding current
  portion                                   30,217      23,846

Subordinated debt to related parties
  (Notes 2 and 5)                            5,434         --
- -----------------------------------------------------------------

Total excluding current portion            $35,651     $23,846
=================================================================

On March 31, 1994, the financing arrangement with the Company's senior lender was extended through March 31, 1997. Under the current financing arrangement, the Company's total outstanding obligations (including the revolving advance account and senior term notes) at any month-end cannot exceed the lower of $40,000,000 or the borrowing base as defined in the agreement. The borrowing base is generally equal to the sum of 85% of eligible receivables (as defined), plus the lower of the inventory cap (presently $16,000,000, subject to adjustment) or 50% of eligible inventory (as defined), less certain reserves, plus the discretionary overadvances of $11,000,000.

In August 1994, the Company's senior lender agreed to a mid-month overadvance (unsecured advance in excess of the borrowing base) up to a maximum of $2,000,000. These mid-month overadvances must be repaid by and during the first week of the following accounting month. In order to provide additional funding to the Company, two principal shareholders, FS Signal Associates II and Walsh Greenwood, pledged collateral of $4,000,000 to the senior lender in August 1994 in connection with the senior lender's agreement to lend, on a discretionary basis, funds up to $4,000,000 in excess of the borrowing base. At December 31, 1994, the Company had received the entire $4,000,000 from the senior lender committed under this arrangement. The Company may reduce the outstanding debt under this special overadvance only after repayment of its mid-month overadvance facility and any other overadvance facilities. In connection with the acquisition of AMW in November 1994, the senior lender agreed to an additional discretionary over-formula accommodation not to exceed $5,000,000 plus the mid-month overadvance of $2,000,000 described above. The Company will incur premium rates and penalty rates on over-formula advances under certain conditions and time periods. At December 31, 1994, $10,849,000 was overadvanced against the overadvance arrangements of $11,000,000 under its financing arrangement. Such overadvances were classified as current in the consolidated balance sheet at December 31, 1994. Subsequent to year-end the senior lender reduced the $11,000,000 overadvances described above to $10,000,000.

Under the revolving advance account, interest is at the alternate base rate plus 1.25%. The alternate base rate is a fluctuating rate equal to the higher of the prime rate (as defined) or the federal funds rate plus .5%, and is payable monthly. In addition to the amounts due to the senior lender for interest, the Company is obligated to pay a quarterly fee of .25% per annum on the difference between $40,000,000 and the average amount of obligations outstanding, as defined, to such lender.

In August 1994, the senior lender increased the amount outstanding under the senior term notes based on appraisals of machinery and equipment and real estate. The revised notes totaling $5,415,000 at December 31, 1994 will be repaid in equal monthly principal payments of $67,100, which started September 1, 1994, and ending with a balloon payment of $1,677,000 on August 1, 1999.

In connection with the AMW Acquisition, the senior lender amended its respective factoring agreements with the Company and its wholly owned subsidiary, Shirt Shed, to permit the AMW Acquisition. Simultaneously with the AMW Acquisition, AMW entered into a factoring agreement (the "AMW Factoring Agreement") with BNY Financial Corporation ("BNY" or the "senior lender") pursuant to which BNY will provide AMW with financing up to a maximum principal amount of $14,000,000 on substantially the same terms as the pre-AMW Acquisition factoring agreements with the Company and Shirt Shed (and subject to the same overall limitation of $40,000,000 regarding the aggregate indebtedness of the Company, Shirt Shed and AMW). In connection with the amendments of the pre-AMW Acquisition factoring agreements of the Company and Shirt Shed and the execution of the AMW Factoring
Agreement: (i) AMW (A) granted security interests in all of its inventory, equipment and trademarks to BNY with respect to AMW's obligations under the AMW Factoring Agreement and (B) executed a guaranty agreement with BNY guaranteeing the obligations of the Company and Shirt Shed under their respective factoring agreements with BNY; (ii) the Company (A) executed a guaranty agreement with BNY guaranteeing the obligations of AMW under the AMW Factoring Agreement, (B) pledged all the issued and outstanding stock of both AMW and Shirt Shed to BNY to secure the obligations of the Company, Shirt Shed and AMW under their respective factoring agreements and (C) issued a warrant to BNY to purchase 100,000 shares of the Company's Common Stock at an exercise price of $7.06 per share with an expiration date of November 18, 1997; (iii) Shirt Shed executed a guaranty agreement with BNY guaranteeing the obligations of AMW under the AMW Factoring Agreement; (iv) Walsh Greenwood and affiliates, principal shareholders of the Company, guaranteed up to $250,000 of the obligations of AMW to BNY and to AMW's prior fixed assets lender (in addition to the guarantees of such AMW debt by the Company and KKEP, as discussed above); and (v) FS Signal Associates II, L. P. another of the Company's principal shareholders, pledged 500,000 shares of the Company's Common Stock to BNY to secure the obligations of AMW to BNY.

The current financing arrangement requires, among other things, the maintenance of minimum amounts of working capital, cumulative pretax operating results and net worth, and also limits the Company's ability to pay dividends and limits the amount of indebtedness the Company may incur. As of December 31, 1994, the Company was not in compliance with various covenants of the credit facility, including all of the financial covenants. Subsequent to year-end, the lender waived the loan covenant violations and amended the financing arrangement.

In connection with the acquisition of AMW, the Company amended and restated a credit agreement with AMW's former lender. The amended and restated credit agreement includes two promissory notes ("Tranche A" and "Tranche B"). The Tranche A note totalling $4,750,000 is due on June 30, 1995, and interest is payable monthly at the commercial paper rate (as defined) plus 4.75%. The Tranche B note totalling $1,750,000 is due on June 30, 1995, and interest is payable monthly at the commercial paper rate (as defined) plus 7.65%. The commercial paper rate is defined as the rate of interest equivalent to the money market yield on the one month Commercial Paper Rate for dealer-placed commercial paper of issuers whose corporate bonds are rated "AA" or its equivalent. The notes are secured by a first lien on AMW's machinery and equipment. Additionally, the Company pledged all of the issued and outstanding stock of AMW to this lender as collateral. A principal shareholder, FS Signal Associates II, pledged 500,000 shares of the Company's Common Stock to this lender to secure AMW's obligations. Another shareholder, KKEP pledged 1,400,000 shares of the Company's Common Stock to this lender, also. This credit agreement limits the amount of indebtedness AMW may incur. Subsequent to year-end, the due date of the notes was extended from June 30, 1995 to December 31, 1996. Consequently, the Tranche A note of $4,750,000 and the Tranche B note of $1,750,000 are classified as long-term in the accompanying balance sheet at December 31, 1994.

In March 1992, FS Signal and Walsh Greenwood exercised warrants permitting them to purchase shares of Common Stock. Such purchase resulted in the addition of $13,800,000 of shareholders' equity, the proceeds of which were used to reduce the total long-term borrowings from the related parties to $20,200,000. In June 1992, the Company negotiated a revolving credit agreement with FS Signal providing for a credit facility of $5,000,000. The full amount of the available facility was borrowed in June 1992. In July 1992, the Company and FS Signal amended the revolving credit agreement to increase the facility from $5,000,000 to $10,000,000. Borrowings under the facility were increased concurrently to $10,000,000. Additional funds of $7,500,000 were borrowed from FS Signal during the first quarter of 1993 under terms essentially identical to the terms of the revolving credit agreement referred to above.

On August 13, 1993, the Company entered into a restructuring agreement (the "Restructuring Agreement") with FS Signal and Walsh Greenwood to facilitate additional equity investment in the Company and to exchange shares of two newly-created series of Preferred Stock for outstanding revolving and subordinated debt held by such shareholders. The Company exchanged all outstanding debt, related accrued interest, and unpaid fees owed to these related parties for Preferred Stock at the rate of $100,000 per share. The revolving credit facility of $17,500,000 with FS Signal, together with accrued interest of approximately $158,700, was converted into 176.587 shares of the Company's newly-created Series A Preferred Stock. FS Signal received 130.334 shares of newly-created Series B Preferred Stock in exchange for subordinated debt of $12,700,000 plus accrued interest of approximately $333,400. The subordinated debt of $7,500,000 and related accrued interest of approximately $196,900 with Walsh Greenwood was converted into 76.969 shares of Series B Preferred Stock. The Company owed additional amounts to Walsh Greenwood in the aggregate amount of $1,037,500. In exchange for the cancellation of these fees, Walsh Greenwood received 10.375 shares of Series B Preferred Stock. In July and August 1993, the Company received a total of $5,000,000 in additional funding from FS Signal. The Company issued 50.5 shares of Series A Preferred Stock for this additional funding which also included accrued interest of $50,000. In October and November 1993, FS Signal made an additional equity investment in the Company of $10,000,000 for which they received 100 shares of Series A Preferred Stock. These investments were used to fund the Company's operating losses and working capital needs. (See Note 5 for discussion of warrants issued in conjunction with these transactions.)

On February 9, 1994, the Company exchanged 70 shares of its Series C Preferred Stock for the collateral of $7,000,000 pledged to the senior lender by Walsh Greenwood. The proceeds from this exchange were used to reduce the outstanding revolving advance account with the senior lender.

Effective March 31, 1994, the Company signed a promissory note for $3,000,000 with a related party, FS Signal Associates I. The promissory note is due on April 30, 1997, subject to the terms of the subordination agreement with the Company's senior lender. Interest is payable at maturity at the prime rate, as defined, plus 3%. (See Note 5 for discussion of warrants issued in conjunction with this transaction.)

Subsequent to December 31, 1994, the Company negotiated a Senior Secured Subordinated Note (the "Note") with a face amount of $19,175,000, with net proceeds of $15,000,000 through Walsh Greenwood and affiliates. (The consideration received represents 78.24% of the face amount, creating a total rate of 25%.) Interest is at a fixed rate of 15% on the face amount. Interest from the date of issuance will not be due until December 31, 1995, and thereafter, interest is payable quarterly. The Company may draw down funds as needed in increments of $1,000,000 up to $15,000,000. Funds prepaid cannot be redrawn. To date, the Company has drawn down $7,000,000 under this Note. The Note matures in three years at the $19,175,000 face amount. The discount on the note will be amortized to interest expense over the maturity period. The Note may be prepaid in whole or in part at any time. The Note is secured by a security interest immediately after the security interest of the Company's senior lender and a first lien on any acquisition.
The funds received from the Note may only be used for working capital requirements and may not be used to repay any principal on bank debt. The funds may also be used for acquisitions.
There is no loan generation fee. The Note requires, among other things, a minimum interest coverage ratio and prohibits the payment of cash dividends to any class of Preferred Stock or Common Stock.

In conjunction with this Note, the holders will receive warrants to purchase 1,500,000 shares of Common Stock at an exercise price of $2.25 per share, expiring in three years. Such warrants will vest as funds are drawn. Additionally, the holders will receive a second warrant to purchase 1,500,000 shares with an exercise price at a 25% discount to the 20 day average trading price in December 1996. These warrants vest upon commitment of the funds and are exercisable for three years. The warrants will be adjusted for dilution caused by the conversion of Preferred Stock. The issuance of the warrants is subject to shareholder approval.

The Company has the right, after repayment of this note and other senior notes of $6,500,000, to redeem the outstanding Preferred Stock with the Company's Common Stock, such shares being valued at $8.00 per share for the purpose of conversion. Such redemption must take place before June 30, 1998.

Interest expense in the Consolidated Statements of Operations includes interest to related parties of $298,000, $1,557,000, and $1,999,000 for 1994, 1993 and 1992, respectively.

The Company made cash payments for interest of $2,674,000, $4,245,000 and $6,122,000 during 1994, 1993 and 1992, respectively. The aggregate future maturities of long-term debt for the five years subsequent to December 31, 1994, after giving consideration to the debt extension in March 1995, and excluding the discretionary overadvances from bank in the amount of $10,849,000, are as follows: 1995 - $1,144,000; 1996 -
$7,646,000; 1997 - $22,046,000; 1998 - $929,000; 1999 -
$5,030,000.

5.  Capital Stock

On June 22, 1993, the shareholders approved amendments to the Restated Articles of Incorporation to reclassify all outstanding shares of Class B Common Stock as Class A Common Stock and to redesignate the Class A Common Stock as Common Stock. Accordingly, the differences which had previously existed between Class A Common Stock and Class B Common Stock as to voting rights and dividend rights were eliminated.

The Company's amended and restated 1985 stock option plan provides for the grant of up to 1,160,000 common shares. The options have a term of 10 years and vest over periods from one to four years from date of grant. At December 31, 1994, stock options available for grant totalled 503,000 shares. A summary of stock option activity is as follows:

                                       Shares     Price Range
                                       ------     -----------
  Outstanding at December 31, 1991    448,000    $4.50 - $10.25
     Granted                          201,000   $14.75 - $19.13
     Exercised                        (96,000)   $4.50 - $10.25
     Canceled or Expired              (50,000)  $18.57 - $19.13
                                    ----------
  Outstanding at December 31, 1992    503,000    $4.63 - $19.13
     Granted                          526,500    $7.06 -  $7.50
     Exercised                         (2,000)            $4.63
     Canceled or Expired             (529,000)   $8.50 - $19.13
                                    ----------
  Outstanding at December 31, 1993    498,500    $7.06 -  $7.50
     Granted                          150,000    $4.00 -  $5.50
     Exercised                             --
     Canceled or Expired             (165,000)   $7.06 -  $7.50
                                    ----------
  Outstanding at December 31, 1994    483,500    $4.00 -  $7.06
                                    ==========
Under the Restated Articles of Incorporation, the Company has the authority to issue 1,600,000 shares of Preferred Stock having no par value, issuable in series, with the designation, powers, preferences, rights, qualifications and restrictions to be established by the board of directors. At December 31, 1994, the Company had authorized 400 shares of Series A Preferred Stock, 250 shares of Series B Preferred Stock, 1,000 shares of Series C Preferred Stock and 100 shares of Series D Preferred Stock.

The Series A Preferred Stock bears a 15% cumulative, undeclared dividend, compounded quarterly, and is senior to all other classes or series of the Company's equity securities in all regards, including dividends, distributions and redemptions. The Series B Preferred Stock bears a 12.5% cumulative, undeclared dividend, compounded quarterly, and is junior to the Company's Series A Preferred Stock, but senior to all other equity of the Company in all regards, including dividends, distributions and redemptions. The Series C Preferred Stock bears a 12.5% cumulative, undeclared dividend, compounded quarterly; is junior to the Company's Series A Preferred Stock and is equivalent with the Company's Series B Preferred Stock, but senior to all other equity of the Company in all regards, including dividends, distributions and redemptions. The Series A, B and C Preferred Stock have a par value of $100,000 per share and a liquidation preference of $100,000 per share, plus cumulative unpaid dividends. The Series A, B and C shareholders' voting rights are limited to certain consent actions as defined in the Preferred Stock certificates.

The Series D Preferred Stock is junior to all other series of outstanding Preferred Stock of the Company; bears a cumulative dividend at an annual rate equal to ten percent (10%) of the stated value of such stock, compounded quarterly; and is required to be redeemed by the Company on November 22, 1999 at a redemption price equal to the stated value per share for such stock plus accrued and unpaid dividends, subject to the rights of the holders of the company's other outstanding series of Preferred Stock which are senior to the Series D Preferred Stock. At December 31, 1994, there are no shares of the Series B and D Preferred Stock outstanding.

Pursuant to a license agreement between the Company and an affiliate of Time Warner, Inc., the Company canceled a warrant previously issued to an affiliate of Time Warner to purchase
171.173 shares of Common Stock at an exercise price of $12.61 per share and issued two new warrants to the same affiliate, one to purchase 193,386 shares of Common Stock at $11.61 per share and expiring July 22, 2001, and the other to purchase 38,674 shares of Common Stock at $8.52 per share and expiring April 30, 2003. Both of these new warrants were exercisble as of the date of issuance.

In connection with financing provided to the Company by related parties, the Company issued warrants, effective October 23, 1991, to purchase shares of Common Stock to Walsh Greenwood and to FS Signal. Walsh Greenwood received 500,000 warrant shares, and FS Signal received an aggregate of 650,000 warrant shares. In March 1992, Walsh Greenwood and FS Signal exercised these warrants and purchased 1,150,000 shares of Common Stock. Such purchase resulted in the addition of $13,800,000 to shareholders' equity, the proceeds of which were used to reduce the outstanding borrowings from such parties. In connection with financing provided by related parties in March 1992, the Company issued supplemental warrants, effective March 28, 1992, to purchase shares of its Common Stock to Walsh Greenwood and FS Signal. The Walsh Greenwood warrants were for an aggregate of 675,000 shares and the FS Signal warrants were for an aggregate of 735,000 shares. These warrants were exercisable at $20.875 per share and were to expire on March 23, 1997. In connection with financing provided by the revolving credit agreement with FS Signal in June 1992 (Note 4), the Company issued warrants, effective June 12, 1992, to purchase up to 375,000 shares of Common Stock at $18.25 per share, expiring on June 12, 1997. In connection with an amendment to this agreement in July 1992, the Company issued additional warrants, effective July 21, 1992, to purchase up to 375,000 shares of its Common Stock at $16.25 per share, expiring on July 21, 1997. During the first quarter of 1993, FS Signal amended the revolving credit agreement and provided additional funding to the Company. In conjunction with this funding, the Company issued warrants, effective February 3, 1993, to purchase up to 375,000 shares at an exercise price of $12.00 per share, and effective March 1, 1993, to purchase up to 187,500 shares at $11.25 per share. These warrants were to expire on February 3, 1998 and March 1, 1998, respectively.

Effective August 13, 1993, the Company, FS Signal and Walsh Greenwood entered into a Restructuring Agreement pursuant to which the subordinated debt outstanding under the credit agreements was canceled and extinguished, the subordinated debt outstanding under the revolving credit agreement was canceled and extinguished, the fees owed to Walsh Greenwood were canceled and extinguished and the outstanding warrants issued in connection with all such subordinated debt were canceled. In consideration of the cancellation of the subordinated debt under the credit agreements, the revolving credit agreement and the unpaid fees, the Company issued shares of Preferred Stock at the rate of one share of Series A Preferred Stock per $100,000 principal amount of debt extinguished under the revolving credit facility and one share of Series B Preferred Stock per $100,000 principal amount of debt extinguished under the credit agreements, together with fractional shares of such stock in consideration of accrued interest which was extinguished. This resulted in the issuance of an aggregate of 176.587 shares of Series A Preferred Stock and
217.678 shares of Series B Preferred Stock. As an inducement to Walsh Greenwood and FS Signal to enter into the Restructuring Agreement and accept shares of Series A and Series B Preferred Stock in exchange for all of the subordinated debt described above, the Company issued warrants to acquire 675,000 shares of Common Stock at a price of $7.06 per share to Walsh Greenwood and issued warrants to acquire an aggregate of 2,047,500 shares of Common Stock at a price of $7.06 per share to FS Signal. The Company also agreed to make available, by private placement, up to 200 additional shares of Series A Preferred Stock at a price of $100,000 per share. As an inducement to purchase such Preferred Stock, the Company granted FS Signal a warrant to acquire up to 2,000,000 additional shares of Common Stock at $7.06 per share, which vests at the rate of 100,000 warrant shares per $1,000,000 invested in Preferred Stock. As of December 31, 1994 and 1993, FS Signal had invested an additional $15,050,000 in the Company in the form of purchases of 150.5 shares of such Series A Preferred Stock, and warrants to acquire 1,500,000 shares of Common Stock had vested.

In February 1994, the Company exchanged 70 shares of the newly created Series C Preferred Stock for $7,000,000 of collateral pledged by Walsh Greenwood to the senior lender at the rate of $100,000 per share. Such exchange resulted in additional stockholders' equity of $7,000,000, and the proceeds were used to reduce the outstanding revolving advance account with the senior lender.

In conjunction with financing provided to the Company in March
1994 (Note 4), the Company issued warrants to FS Signal
Associates I to purchase 300,000 shares of the Company's Common
Stock at an exercise price of $7.06 per share, such warrants expire on April 30, 1999.

In June 1994, the Company issued 130.334 shares of Series C Preferred Stock to FS Signal Associates I and 9.375 shares to FS Signal Associates II, and 77.969 shares of Series C Preferred Stock to Walsh Greenwood in exchange for 217.678 shares of Series B Preferred Stock previously issued to these related parties.

In consideration of funding provided by the senior lender to AMW (Note 4), the Company issued warrants, effective November 18, 1994, to BNY Financial Corporation to purchase 100,000 shares of Common Stock at $7.06 per share, expiring November 18, 1997.

Pursuant to the engagement of Grisanti, Galef and Goldress, Inc. as interim manager of the Company in July 1993, the Company issued warrants, effective August 13, 1993, to purchase up to 200,000 shares of the Company's Common Stock at an exercise price of $7.06 per share, expiring on September 1, 1998. In October 1994, the Company amended this warrant by decreasing the warrant shares outstanding to 100,000 and immediately vesting the 50,000 shares not previously vested.

At December 31, 1994, the Company had issued 327.087 shares of Series A Preferred Stock and 287.678 shares of Series C Preferred Stock. The Company has accrued cumulative, undeclared dividends of $6,874,700 ($21,017.96 per share) for Series A Preferred Stock and $4,850,400 ($16,860.52 per share) for Series C Preferred Stock. These accrued dividend amounts are included in the balance of the Series A and C Preferred Stock in the accompanying financial statements at December 31, 1994.

A summary of warrant activity is as follows:

                                      Shares         Price Range
                                    -----------      -----------

  Outstanding at December 31, 1991   1,321,173    $12.00 - $16.00
     Issued                          2,160,000    $16.25 - $20.875
     Exercised                      (1,150,000)   $12.00 - $16.00
     Canceled or Expired                   --
                                    ----------
  Outstanding at December 31, 1992   2,331,173    $12.61 - $20.875
     Issued                          5,485,000     $7.06 - $12.00
     Exercised                             --
     Canceled or Expired            (2,722,500)   $11.25 - $20.875
                                     ----------
  Outstanding at December 31, 1993   5,093,673     $7.06 - $12.61
     Issued                            632,060     $7.06 - $11.16
     Exercised                             --
     Canceled or Expired              (271,173)    $7.06 - $12.61
                                     ----------
  Outstanding at December 31, 1994   5,454,560     $7.06 - $11.16
                                     ==========

Warrants to purchase 4,954,560 shares had vested at December 31, 1994. The exercise price per the warrant agreements was $7.06 to $11.16 per share. The exercise price per the warrant agreements equaled fair value at the time of grant.

6.  Income Taxes

Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and income tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. In prior years, the Company accounted for income taxes using the deferral method in accordance with Accounting Principles Board Opinion No. 11. The adoption of SFAS No. 109 did not have any impact on the Company's financial position or results of operations.

There was no income tax provision or benefit recorded during the years ended December 31, 1994, 1993 and 1992 due to the losses sustained by the Company.

Deferred income tax assets and liabilities for 1994 and 1993 reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting and income tax reporting purposes. The Company has established a valuation allowance for the entire amount of the net deferred tax asset due to the uncertainty regarding the realizability of these assets. Temporary differences and carryforwards which give rise to deferred tax assets at December 31, 1994 and 1993 are as follows (in thousands):

                                            1994      1993
                                            ----      ----

     Deferred tax assets:
      Tax loss carryforwards              $52,399   $37,800
      Inventory reserves                    2,253     2,946
      Other reserves                        1,351     1,255
      Multi-employer withdrawal liability     614       728
      Other                                 2,181       716
                                         --------   --------
        Total deferred tax assets          58,798    43,445
      Valuation allowance                 (57,605)  (42,014)
     Deferred tax liabilities:
        LIFO to FIFO change                (1,193)   (1,431)
                                         --------   --------
     Net deferred tax asset              $      0  $      0
                                         ========  =========

The Company and its subsidiaries file a consolidated federal income tax return. At December 31, 1994, the Company had tax loss carryforwards of $137,900,000 which expire in years 1999 through 2009 if not utilized earlier. At the time Shirt Shed and AMW were acquired (Note 2), they had tax loss carryforwards of approximately $17,400,000 and $14,000,000, respectively, which are included above. These tax loss carryforwards are subject to annual limitations imposed for the change in ownership (as defined in Section 382 of the Internal Revenue Code) and application of the consolidated income tax return rules.

The Company did not pay any income taxes in 1994 and 1993 and received refunds of $46,000 in 1992.

7.  Pension and Retirement Plans

Effective October 1, 1992, Signal terminated a defined benefit plan for nonsalaried production employees not covered by a collective bargaining agreement and benefits were distributed to participants. No plan assets reverted to the Company. Benefits for employees participating in the plan were based on years of service during the period of participation. Signal funded the plan to meet all obligations to participants and to comply with the minimum funding requirements of the Employee Retirement Income Security Act of 1974.

A summary of the components of net pension cost for the defined benefit plan follows:

(Dollars in thousands)                                1992
                                                      ----
Single-employer plan:
Service cost-benefits earned during the period         $ 33
Interest cost on projected benefit obligation            67
Actual return on plan assets                            (25)
Net amortization and deferral                          (104)
                                                       -----
Net pension credit - single-employer plan               (29)
Settlement loss                                         332
                                                       -----
Net pension cost                                       $303
    =====

The Company sponsors defined contribution plans for employees. The Company makes contributions to the plans equal to a percentage of the participants' contributions within certain limitations. The Company recognized expense related to these plans of $154,000 in 1994, $261,000 in 1993 and $274,000 in 1992.
The Company's policy is to fund amounts accrued annually.

Certain former employees of Signal participate in a defined benefit pension plan negotiated with a union (multi-employer plan) that no longer represents the Company. In 1990, Signal accrued an estimated withdrawal liability related to the multiemployer plan of $2,500,000, which was payable in quarterly installments of approximately $104,000, including interest, beginning November, 1991.

In December 1993, the Company negotiated a revised payment schedule with the union, whereby the quarterly payment for August 1993, along with additional accrued interest at 8%, was deferred until December of 1993 and the quarterly payment for November 1993, along with additional accrued interest at 8%, was deferred until July 1994. Also, one-half of the quarterly payments for February 1994, May 1994, August 1994, November 1994 and February 1995, along with additional accrued interest at 6.5%, will be paid in 15 equal quarterly installments beginning in May 1995. All remaining future payments are due in accordance with the original schedule.

At December 31, 1994 and 1993, the total multi-employer withdrawal liability was $1,613,000 and $1,776,000, respectively.
Of these amounts, the current portion included in accrued liabilities was $529,000 and $218,000 at December 31, 1994 and 1993, respectively.

8.  Commitments and Contingencies

Operating Leases

The Company occupies certain manufacturing facilities, sales and administrative offices and uses certain equipment under operating lease arrangements. Rent expense aggregated approximately
$2,205,000 in 1994, $2,137,000 in 1993, and $2,406,000 in 1992.

Approximate future minimum rental commitments for all noncancelable operating leases as of December 31, 1994 are as follows (dollars in thousands):

                 1995                $1,450
                 1996                   630
                 1997                   290
                 1998                    80
                                     ------
                                     $2,450
                                     ======

Real estate taxes, insurance, and maintenance expense are generally obligations of the Company.

Royalty and Other Commitments

Pursuant to the terms of various license agreements, the Company is obligated to pay future minimum royalties of $9,052,000 of which $397,000 was accrued as of December 31, 1994.

Legal Proceedings

The Company is a party to various legal proceedings incidental to its business. The ultimate disposition of these matters is not presently determinable but will not, in the opinion of management, have a material adverse effect on the Company's financial condition or results of operations.

9.   Related Party Transactions

Walsh Greenwood is a shareholder of the Company and its managing and general partners are directors of the Company. On
October 29, 1990, the Company entered into a consulting agreement with Walsh Greenwood pursuant to which Walsh Greenwood agreed to assist the Company in effectuating the acquisition of Shirt Shed. This agreement included certain indemnification provisions for the benefit of Walsh Greenwood. For its services, Walsh Greenwood was entitled to a fee in the amount of $875,000. Under the Restructuring Agreement effective August 13, 1993, fees due Walsh Greenwood were exchanged for Series B Preferred Stock (see Notes 4 and 5).

The Company acquired Shirt Shed in July, 1991. Prior to the acquisition, Walsh Greenwood and FS Signal owned a controlling interest in Shirt Shed. FS Signal is a shareholder of the Company.

10.   Restructuring Costs

During 1993, the Company recorded restructuring costs of $4,785,000 (or $.53 per share). The restructuring costs primarily relate to the Company's attempts to reduce the overhead costs, improve manufacturing efficiencies and eliminate an unprofitable product line. The restructuring costs include a $1,700,000 charge for elimination of the Keds Apparel division, $700,000 for a plant closing in Griffin, Georgia, $1,900,000 for employee severance and related costs, and $500,000 in other nonrecurring charges.

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure

      Not Applicable


                                 PART III



Those portions of the Company's Proxy Statement for its 1994
Annual Meeting of Shareholders described below are incorporated herein by reference.


Item 10.   Directors and Executive Officers of the Registrant

Election of Directors and Executive Officers


Item 11.   Executive Compensation

Executive Compensation and Employment Agreements


Item 12.   Security Ownership of Certain Beneficial Owners and
           Management

Security Ownership of Certain Beneficial Owners and Management


Election of Directors


Item 13.   Certain Relationships and Related Transactions

Compensation Committee Interlocks and Insider Participation



                                  PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K

(a) 1  Financial Statements and Schedules

  The financial statements are incorporated by reference under
  Part II, Item 8 and are set forth in the Index to Financial
  Statements and Schedules found in Part II, Item 8.


(a) 2  Financial Statement Schedules:

  Schedule VIII -- Valuation and Qualifying Accounts

  All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.


                       SIGNAL APPAREL COMPANY, INC.
                             AND SUBSIDIARIES

             SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                          (Dollars in Thousands)
<CAPTIONS>
                                                   Additions
                                              -----------------
                                   Balance at Charged to                        Balance
                                   Beginning  Costs and                         at End
                                   of Period  Expense    Other     Deductions   of Period
                                   ---------  -------    -----     ----------   ---------

Year ended December 31, 1994
 Deducted from asset accounts:
  Allowance to reduce inventories
   to net realizable value         $ 7,886   $ 7,675     $            $ 9,628     $ 5,933
  Allowance for doubtful accounts    1,060       710        256(2)        239(1)    1,787
                                   -------   -------    -------       -------     -------
                                   $ 8,946   $ 8,385     $  256       $ 9,867     $ 7,720
                                   =======   =======    =======       =======     =======

Year ended December 31, 1993
 Deducted from asset accounts:
  Allowance to reduce inventories
   to net realizable value         $ 6,691   $10,082     $            $ 8,887     $ 7,886
  Allowance for doubtful accounts      313     1,191                      444(1)    1,060
                                   -------   -------    -------       -------     -------
                                   $ 7,004   $11,273     $            $ 9,331     $ 8,946
                                   =======   =======    =======       =======     =======

Year ended December 31, 1992
 Deducted from asset accounts:
  Allowance to reduce inventories
   to net realizable value         $ 1,726   $ 6,691     $            $ 1,726     $ 6,691
  Allowance for doubtful accounts    1,003       426                    1,116(1)      313
                                   -------   -------    -------       -------     -------
                                   $ 2,729   $ 7,117     $            $ 2,842     $ 7,004
                                   =======   =======    =======       =======     =======

<F1>
(1) Uncollectible accounts written off, net of recoveries.

<F2>
(2) Represents allowance for doubtful accounts acquired in
       acquisition of AMW.   Report of Independent Auditors
</F2>

Shareholders and Board of Directors
Signal Apparel Company, Inc.


We have audited the consolidated statements of operations, shareholders' equity, and cash flows of Signal Apparel Company, Inc. and subsidiaries for the year ended December 31, 1992 included in Part II, Item 8. Our audit also included the financial statement schedule for the year ended December 31, 1992, listed in the Index to Consolidated Financial Statements and Schedules at Part II, Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material aspects, the consolidated results of operations and cash flows of Signal Apparel Company, Inc. and subsidiaries for the year ended December 31, 1992, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                              \s\Ernst & Young LLP
                              ---------------------
                              ERNST & YOUNG LLP

Chattanooga, Tennessee
March 29, 1993, except for Note 3,
  as to which the date is March 29, 1995


Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K


(a) 3.      Exhibits:

          Exhibits (10.48), (10.51), (10.52) and (10.53) listed
          below omit certain schedules and exhibits, which are listed therein. The Registrant hereby agrees to furnish a copy of any such omitted schedule or exhibit supplementally upon request of the Commission's Staff.

          (2.1) Stock Purchase Agreement dated October 6, 1994, by and among the Company, Kidd, Kamm Equity Partners, L.P., MW Holdings, L.P., and the additional parties listed on the signature pages thereto. Incorporated by reference to Exhibit 2-1 to current report on Form 8-K dated November 22, 1994.

          (2.2) Amendment, dated November 1, 1994, to Stock
          Purchase Agreement dated October 6, 1994. Incorporated by reference to Exhibit 2-2 to current report on Form
          8-K dated November 22, 1994.

          (2.3) Amendment No. 2, dated November 21, 1994, to
          Stock Purchase Agreement dated October 6, 1994.
          Incorporated by reference to Exhibit 2-3 to current report on Form 8-K dated November 22, 1994.

          (3.1) Copy of Restated Articles of Incorporation, as amended November 28, 1994.

          (3.2) Copy of Bylaws as amended March 23, 1992.
          Incorporated by reference to Exhibit 3-2 to Form 10-K for the year ended December 31, 1991.

          (4.1) Certificate of the voting powers, designations, preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions thereof of the Series A Preferred Stock. Incorporated by reference to Exhibit 2-1 to Form 10-Q for the quarter ended September 30, 1993.

          (4.2) Certificate of the voting powers, designations, preferences and relative, participating, optional or other special rights, and qualifications, limitations or restriction 3 thereof of the Series B Preferred Stock. Incorporated by reference to Exhibit 2-2 to Form 10-Q for the quarter ended September 30, 1993.

          (4.3) Certificate of the voting powers, designations, preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions thereof of the Series C Preferred Stock of Signal Apparel Company, Inc. Incorporated by reference to Exhibit 4-1 to Form 10-Q for the quarter ended June 30, 1994.

          (4.4) Certificate of the voting powers, designations, preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions thereof of the Series D Preferred Stock of Signal Apparel Company, Inc. Incorporated by reference to Exhibit 4-1 to current report on Form 8-K dated November 22, 1994.

          (10.1) License Agreement, dated June 1, 1992, between the Company and Joan Vass, Inc. Incorporated by reference to Exhibit 10-1 to Form 10-K for the year ended December 31, 1992.

          (10.2) Factoring Agreement dated as of May 23, 1991 between the Company and BNY Financial Corporation, together with BNY Financial Corporation General Security Agreement, Inventory Security Agreement, Equipment Security Agreement, and related documents, all dated as of May 23, 1991 relating to a $60,000,00) credit facility. Incorporated by reference to Exhibit
          10.10 to Form S-4 Registration Statement filed with the Commission on May 28, 1991.

          (10.3) Factoring Agreement dated as of July 25, 1991 between The Shirt Shed, Inc. and BNY Financial
          Corporation. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated July 22, 1991.

          (10.4) General Security Agreement, Inventory Security Agreement Equipment Security Agreement, and related documents, all dated as of July 25, 1991 between The Shirt Shed, Inc. and BNY Financial Corporation. Incorporated by reference to Exhibit 10-10 to Form 10-K for the year ended December 31, 1991.

          (10.5) Promissory Note of Signal Apparel Company, Inc., for $5,000,00 dated as of November 12, 1992, and payable to BNY Financial Corporation and related letter dated October 15, 1992, canceling the Promissory Note for $3,500,000 payable to BNY Financial Corporation. Incorporated by reference to Exhibit 10-8 to Form 10-K for the year ended December 31, 1992.

          (10.6) June 12, 1991 Letter Amendment to Factoring
          Agreement dated as of May 23, 1991, between the Company and BNY Financial Corporation. Incorporated by reference to Exhibit 10-12 to Form 10-K for the year ended December 31, 1991.

          (10.7) Letter Amendments, dated as of July 22, 1991, to Factoring Agreements dated as of (i) May 23, 1991, between the Company and BNY Financial Corporation, and
          (ii) July 25, 1991 between The Shirt Shed, Inc. and BNY Financial Corporation. Incorporated by reference to
          Exhibit 10-13 to Form 10-K for the year ended
          December 31, 1991.

          (10.8) July 25, 1991 Letter Amendments to Factoring Agreement dated as of July 25, 1991, between The Shirt Shed, Inc. and BNY Financial Corporation. Incorporated by reference to Exhibit 10-14 to Form 10-K for the year ended December 31, 1991.

          (10.9) July 25, 1991 Letter Amendments to Factoring Agreements dated as of (i) May 23, 1991, between the Company and BNY Financial Corporation, and (ii)
          July 25, 1991, between The Shirt Shed, Inc. and BNY Financial Corporation. Incorporated by reference to
          Exhibit 10-15 to Form 10-K for the year ended
          December 31, 1991.

          (10.10) Letter Amendment dated as of October 23, 1991, to prior Letter Amendment, dated July 25, 1991, to factoring Agreements dated (i) May 23, 1991, between the Company and BNY Financial Corporation, and (ii) July 25, 1991, between The Shirt Shed, Inc. and BNY Financial Corporation. Incorporated by reference to
          Exhibit 10-16 to Form 10-K for the year ended
          December 31, 1991.

          (10.11) January 24, 1992 Letter Amendment to Factoring Agreements dated as of (i) May 23, 1991 between the Company and BNY Financial Corporation and (ii) July 25, 1991, between The Shirt Shed, Inc. and BNY Financial Corporation. Incorporated by reference to Exhibit 10-14 to Form 10-K for the year ended December 31, 1992.

          (10.12) January 31, 1992 Letter Amendment to Factoring
          Agreement dated as of May 23, 1991, between the Company and BNY Financial Corporation. Incorporated by reference to Exhibit 10-18 to Form 10-K for the year ended December 31, 1991.

          (10.13) February 21, 1992 Letter Amendments to Factoring Agreements dated as of (i) May 23, 1991, between the Company and BNY Financial Corporation, and
          (ii) July 25, 1991, between The Shirt Shed, Inc. and BNY Financial Corporation. Incorporated by reference to Exhibit 10-19 to Form 10-K for the year ended December 31, 1991.

          (10.14) Guaranty by the Company of obligations of The Shirt Shed, Inc. to BNY Financial Corporation, dated July 25, 1991. Incorporated by reference to Exhibit 10-21 to Form 10-K for the year ended December 31, 1991.

          (10.15) Guaranty by The Shirt Shed, Inc. of obligations of the Company to BNY Financial Corporation, dated
          July 25, 1991. Incorporated by reference to Exhibit 10-23 to Form 10-K for the year ended December 31, 1992.

          (10.16) Execution version (March 27, 1992) of Letter Amendment dated as of January 24, 1992 to Factoring Agreements dated as of (i) May 23, 1991, between the Company and BNY Financial Corporation, and (ii) July 25, 1991, between The Shirt Shed, Inc. and BNY Financial Corporation. Incorporated by reference to
          Exhibit 10-1 to Form 10-Q for the quarter ended
          March 31, 1992.

          (10.17) March 20, l992 Letter Amendment to Factoring Agreements dated as of (i) May 23, 1991, between the Company and BNY Financial Corporation, and (ii)
          July 25, 1991, between The Shirt Shed, Inc. and BNY Financial Corporation. Incorporated by reference to
          Exhibit 10-2 to Form 10-Q for the quarter ended
          March 31, 1992.

          (10.18) March 28, 1992 Letter Amendment to Factoring Agreements dated as of (i) May 23, 1991, between the Company and BNY Financial Corporation, and (ii)
          July 25, 1991, between the Company and The Shirt Shed, Inc. Incorporated by reference to Exhibit 10-3 to Form 10-Q for the quarter ended March 31, 1992.

          (10.19) July 3l, 1992 Letter concerning Factoring Agreements dated as of (i) May 23, 1991, between the Company and BNY Financial Corporation and (ii) July 25, 1991, between The Shirt Shed, Inc. and BNY Financial Corporation. Incorporated by reference to Exhibit 10-4 to Form 10-Q for the quarter ended September 30, 1992.

          (10.20) November 12, 1992 Letter Amendment to Factoring Agreements dated as of (i) May 23, 1991, between the Company and BNY Financial Corporation and (ii) July 25, 1991, between The Shirt Shed, Inc. and BNY Financial Corporation. Incorporated by reference to Exhibit 10-24 to Form 10-K for the year ended December 31, 1992.

          (10.21) March 29, 1993 Letter Amendment to Factoring Agreements dated as of (i) May 23, 1991, between the Company and BNY Financial Corporation, and (ii)
          July 25, 1591, between The Shirt Shed, Inc. and BNY Financial Corporation. Incorporated by reference to
          Exhibit 10-25 to Form 10-K for the year ended
          December 31, 1992.

          (10.22) March 1, 1993 Letter concerning Factoring Agreements dated as of (i) May 23, l991, between the Company and BNY Financial Corporation and (ii) July 25, 1991, between The Shirt Shed, Inc. and BNY Financial Corporation. Incorporated by reference to Exhibit 10-26 to Form 10-K for the year ended December 31, 1992.

          (10.23) May 14, 1993 Letter Amendment to Factoring Agreements dated as of (i) May 23, 1991, between the Company and BNY Financial Corporation, and (ii)
          July 25, 1991, between The Shirt Shed, Inc. and BNY Financial Corporation. Incorporated by reference to
          Exhibit 10-1 to Form 10-Q for the quarter ended
          March 31, 1993.

          (10.24) August 12, 1993 Letter Amendment to Factoring Agreements dated as of (i) May 23, 1991, between the Company and BNY Financial Corporation, and (ii)
          July 25, 1991, between The Shirt Shed, Inc. and BNY Financial Corporation. Incorporated by reference to
          Exhibit 10-5 to Form 10-Q for the quarter ended
          June 30, 1993.

          (10.25) November 8, 1993 Waiver concerning Factoring Agreements dated as of (i) May 23, 1991, between the Company and BNY Financial Corporation, and (ii)
          July 25, 1991, between The Shirt Shed, Inc. and BNY Financial Corporation. Incorporated by reference to
          Exhibit 10-7 to Form 10-Q for the quarter ended
          September 30, 1993.

          (10.26) Letter Amendment dated as of March 31, 1994 to Factoring Agreements dated as of (i) May 23, 1991, between the Company and BNY Financial Corporation, and
          (ii) July 25, 1991, between The Shirt Shed, Inc. and BNY Financial Corporation. Incorporated by reference to Exhibit 10-28 to Form 10-K for the year ended December 31, 1993.

          (10.27) Subordination Agreement, dated March 31, 1994 between the Company, FS Signal Associates I and BNY Financial Corporation. Incorporated by reference to
          Exhibit 10-3 to Form 10-Q for the quarter ended
          March 31, 1994.

          (10.28) July 14, 1994 Letter Amendment to Factoring Agreements dated as of (i) May 23, 1991 between the Company and BNY Financial Corporation and (ii) July 25, 1991, between The Shirt Shed, Inc., and BNY Financial Corporation. Incorporated by reference to Exhibit 10-2 to Form 10-Q for the quarter ended June 30, 1994.

          (10.29) July 29, 1994 Letter Amendment to Factoring Agreement, dated May 23, 1991 between the Company and BNY Financial Corporation, and The Shirt Shed, Inc. as guarantor. Incorporated by reference to Exhibit 10-3 to the Form 10-Q for the quarter ended June 30, 1994.

          (10.30) Promissory Note of the Company for $4,157,000 dated July 29, 1994 and payable to BNY Financial Corporation. Incorporated by reference to Exhibit 10-4 to the Form 10-Q for the quarter ended June 30, 1994.

          (10.31) Promissory Note of the Company for $1,480,000 dated July 29, 1994 and payable to BNY Financial Corporation. Incorporated by reference to Exhibit 10-5 to the Form 10-Q for the quarter ended June 30, 1994.

          (10.32) Guaranty by The Shirt Shed, Inc. of the obligations of the Company to pay a Promissory Note in the amount of $1,480,000 to BNY Financial Corporation.
          Incorporated by reference to Exhibit 10-6 to the Form
          10-Q for the quarter ended June 30, 1994.

          (10.33) Deed to Secure Debt and Security Agreement dated July 29, 1994 between the Company and BNY Financial Corporation. Incorporated by reference to
          Exhibit 10-7 to the Form 10-Q for the quarter ended
          June 30, 1994.

          (10.34) Real Estate Mortgage, Security Agreement, Assignment of Leases and Rents, and Fixture Filing dated July 29, 1994 between The Shirt Shed, Inc. and BNY Financial Corporation. Incorporated by reference to
          Exhibit 10-8 to the Form 10-Q for the quarter ended
          June 30, 1994.

          (10.35) Deed of Trust, Assignment of Leases and
          Security Agreement dated July 29, 1994 between the
          Company and BNY Financial Corporation. Incorporated by reference to Exhibit 10-9 to the Form 10-Q for the quarter ended June 30, 1994.

          (10.36) Letter Agreement dated September 1, 1994 between the Company, BNY Financial Corporation, FS Signal Associates II and WG Trading Co. Incorporated by reference to Exhibit 10-4 to the Form 10-Q for the quarter ended September 30, 1994.

          (10.37) November 14, 1994 Letter Amendment to Factoring Agreements dated as of (i) May 23, 1991 between the Company and BNY Financial Corporation and (ii) July 25, 1991 between The Shirt Shed, Inc. and BNY Financial Corporation. Incorporated by reference to Exhibit 10-3 to current report on Form 8-K dated November 22, 1994.

          (10.38) November 22, 1994 Letter Amendments to Factoring Agreements dated as of (i) May 23, 1991 between the Company and BNY Financial Corporation and
          (ii) July 25, 1991 between The Shirt Shed, Inc. and BNY Financial Corporation. Incorporated by reference to
          Exhibit 10-4 to current report on Form 8-K dated
          November 22, 1994.

          (10.39) Factoring Agreement dated as of November 22, 1994 between American Marketing Works, Inc. and BNY Financial Corporation, together with Equipment Security Agreement, Inventory Security Agreement and Trademark Assignment of Security related thereto, all dated as of November 22, 1994 relating to a $14,000,000 credit facility. Incorporated by reference to Exhibit 10-5 to current report on Form 8-K dated November 22, 1994.

          (10.40) November 22, 1994 Letter Amendment to Factoring
          Agreement dated as of November 22, 1994 between American Marketing Works, Inc. and BNY Financial
          Corporation. Incorporated by reference to Exhibit 10-6 to current report on Form 8-K dated November 22, 1994.

          (10.41) November 22, 1994 Letter Amendments to Factoring Agreements dated as of (i) May 23, 1991 between the Company and BNY Financial Corporation; (ii) July 25, 1991 between The Shirt Shed, Inc. and BNY Financial Corporation; and (iii) November 22, 1994 between American Marketing Works, Inc. and BNY Financial Corporation. Incorporated by reference to
          Exhibit 10-7 to current report on Form 8-K dated
          November 22, 1994.

          (10.42) Guaranty by the Company of obligations of American Marketing Works, Inc. to BNY Financial
          Corporation, dated November 22, 1994. Incorporated by reference to Exhibit 10-8 to current report on Form 8-K dated November 22, 1994.

          (10.43) Guaranty by The Shirt Shed, Inc. of obligations of American Marketing Works, Inc. to BNY Financial Corporation, dated November 22, 1994. Incorporated by reference to Exhibit 10-9 to current report on Form 8-K dated November 22, 1994.

          (10.44) Guaranty by American Marketing Works, Inc. of obligations of the Company to BNY Financial
          Corporation, dated November 22, 1994. Incorporated by reference to Exhibit 10-10 to current report on Form
          8-K dated November 22, 1994.

          (10.45) Guaranty by American Marketing Works, Inc. of obligations of The Shirt Shed, Inc. to BNY Financial Corporation, dated November 22, 1994. Incorporated by reference to Exhibit 10-11 to current report on Form 8-K dated November 22, 1994.

          (10.46) Pledge Agreement, dated November 22, 1994, between the Company and BNY Financial Corporation re: capital stock of The Shirt Shed, Inc. and American Marketing Works, Inc. Incorporated by reference to
          Exhibit 10-12 to current report on Form 8-K dated
          November 22, 1994.

          (10.47) Warrant Certificate covering 100,000 shares of Common Stock of the Company, issued to BNY Financial Corporation in connection with transactions related to the Company's acquisition of American Marketing Works, Inc. Incorporated by reference to Exhibit 10-13 to current report on Form 8-K dated November 22, 1994.

          (10.48) Amended and Restated Credit Agreement dated as of February 16, 1995 among American Marketing Works,
          Inc., certain Lenders and Greyrock Capital Group, Inc.

          (10.49) Tranche A Note of American Marketing Works,
          Inc. for $4,750,000 to Greyrock Capital Group, Inc.
          dated February 16, 1993.

          (10.50) Tranche B Note of American Marketing Works,
          Inc. for $1,750,000 to Greyrock Capital Group, Inc.
          dated February 16, 1993.

          (10.51) Security Agreement dated February 16, 1993 between American Marketing Works, Inc. and Greyrock
          Capital Group, Inc.

          (10.52) Guaranty and Security Agreement dated as of November 22, 1994 between the Company and Greyrock Capital Group, Inc. guarantying the obligations of American Marketing Works, Inc. to Greyrock Capital Group, Inc.

          (10.53) Guaranty and Security Agreement dated as of November 22, 1994 between Shirt Shed and Greyrock Capital Group, Inc. guaranteeing the obligations of American Marketing Works, Inc. to Greyrock Capital Group, Inc.

          (10.54) License Agreement between the Company, The Shirt Shed, Inc. and LCA Entertainment (as agent for DC Comics, Inc.), dated as of February 1, 1991, regarding exclusive rights to use certain elements from "BATMAN II" sequel motion picture, "BATMAN" comic books and planned "BATMAN" television series in connection with certain categories of apparel products. Incorporated by reference to Exhibit 10-4 to Form 10-K for the year ended December 31, 1991.

          (10.55) Warrant Purchase Agreement, dated as of March 1, 1991, between the Company, The Shirt Shed, Inc. and Licensing Corporation of America. Incorporated by reference to Exhibit 10-25 to Form 10-K for the year ended December 31, 1991.

          (10.56) Warrant No. 002 issued to Licensing Corporation of America, covering 193,386 shares of the Company's Common Stock, dated as of July 27, 1991 and expiring July 22, 2001. Incorporated by reference to Exhibit 10-1 to the Form 10-Q for the quarter ended
          September 30, 1994.

          (10.57) Warrant No. 003 issued to Licensing Corporation of America, covering 38,674 shares of the Company's Common Stock, dated as of April 30, 1993 and expiring April 30, 2003. Incorporated by reference to Exhibit 10-2 to the Form 10-Q for the quarter ended
          September 30, 1994.

          (10.58) Restructuring Agreement, dated as of August 13,
          1993 by and among the Company, FS Signal Associates, and Walsh Greenwood & Co. Incorporated by reference to
          Exhibit 10-3 to Form 10-Q for the quarter ended
          September 30, 1993.

          (10.59) Waiver Letter, dated as of June l2, 1992, pertaining to Credit Agreement dated as of October 23, 1991, as amended, between the Company and FS Signal Associates. Incorporated by reference to Exhibit 10-1 to Form 10-Q for the quarter ended September 30, 1992.

          (10.60) Waiver Letter, dated as of June l2, 1992, pertaining to Credit Agreement dated as of October 23, 1991, as amended, between the Company and WG Partners, L.P. Incorporated by reference to Exhibit 10-2 to Form 10-Q for the quarter ended September 30, 1992.

          (10.61) Subordination Agreement, dated as of June 12,
          1992, between the Company, FS Signal Associates and BNY
          Financial Corporation.  Incorporated by reference to
          Exhibit 10-3 to Form 10-Q for the quarter ended
          September 30, 1992.

          (10.62) Subordination Agreement, dated March 30, 1994, between the Company, FS Signal Associates and BNY
          Financial Corporation.  Incorporated by reference to
          Exhibit 10-47 to Form 10-K for the year ended
          December 31, 1993.

          (10.63) Promissory Note dated March 31, 1994 between the Company and FS Signal Associates I. Incorporated by reference to Exhibit 10-2 to Form 10-Q for the quarter ended March 31, 1994.

          (10.64) Warrant Certificate covering 2,047,500 shares of Common Stock of the Company, issued to FS Signal Associates in connection with the Restructuring Agreement dated as of August 13, 1993. Incorporated by reference to Exhibit 10-4 to Form 10-Q for the quarter ended September 30, 1993.

          (10.65) Warrant Certificate covering 2,000,000 shares of Common Stock of the Company, issued to FS Signal Associates in connection with the Restructuring Agreement dated as of August 13, 1993. Incorporated by reference to Exhibit 10-5 to Form 10-Q for the quarter ended September 30, 1993.

          (10.66) Warrant Certificate dated April 1, 1994 to purchase 300,000 shares of Common Stock of the Company, issued to FS Signal Associates I in connection with the promissory note dated March 31, 1994. Incorporated by reference to Exhibit 10-4 to Form 10-Q for the quarter ended March 31, 1994.

          (10.67) Warrant Certificate covering 675,000 shares of Common Stock of the Company, issued to Walsh Greenwood in connection with the Restructuring Agreement dated as of August 13, 1993. Incorporated by reference to
          Exhibit 10-6 to Form 10-Q for the quarter ended
          September 30, 1993.

          (10.68) License Agreement between the Company and RHC
          Licensing Corporation dated June 2, 1992. Incorporated by reference to Exhibit 10-52 to Form 10-K for the year ended December 31, 1992.

          (10.69) Warrant Certificate covering 200,000 shares of Common Stock of the Company issued to Grisanti, Galef & Goldress, Inc. in connection with their engagement. Incorporated by reference to Exhibit 10-1 to Form 10-Q for the quarter ended September 30, 1993.

          (10.70) Amendment to Warrant Certificate dated October
          18, 1994 reducing the shares issuable from 200,000 to 100,000 to Grisanti, Galef & Goldress, Inc.
          Incorporated by reference to Exhibit 10-3 to Form 10-Q for the quarter ended September 30, 1994.

          (10.71) Agreement dated June 21, 1994 by and among the Company, FS Signal Associates I, and Walsh Greenwood & Co. exchanging all outstanding shares of the Company's Series B Preferred Stock on a one-per-one basis for shares of the Company's Series C Preferred Stock. Incorporated by reference to Exhibit 10-1 to Form 10-Q for the quarter ended June 30, 1994.

          (10.72) Put/Call Agreement dated November 22, 1994, among the Company, MW Holdings, L.P., Marvin Winkler and Sherri Winkler. Incorporated by reference to
          Exhibit 10-1 to current report on Form 8-K dated
          November 22, 1994.

          (10.73) Registration Rights Agreement dated
          November 22, 1994, between the Company and Kidd, Kamm
          Equity Partners, Inc. Incorporated by reference to
          Exhibit 10-2 to current report on Form 8-K dated
          November 22, 1994.

          (10.74) Letter Agreement of employment with Buddy
          Pilgrim dated August 4, 1993. Incorporated by reference to Exhibit 10-5 to Form 10-Q for the quarter ended
          March 31, 1994.

          (10.75) Letter Agreement of employment with Daniel J.
          Cox dated March 4, 1994. Incorporated by reference to
          Exhibit 10-6 to Form 10-Q for the quarter ended
          March 31, 1994.

          (10.76) Amendment to Employment Agreement with Robert
          J. Powell dated as of April 1, 1994. Incorporated by reference to Exhibit 10-7 to Form 10-Q for the quarter ended March 31, 1994.

          (10.77) Amendment to Employment Agreement with Glenn M.
          Grandin dated as of April 1, 1994. Incorporated by reference to Exhibit 10-8 to Form 10-Q for the quarter ended March 31, 1994.

          (21) List of subsidiaries of the Registrant.

          (23.1) Consent of Arthur Andersen LLP, Independent
          Public Accountants.

          (23.2) Consent of Ernst & Young LLP, Independent
          Auditors.

          (27) Financial Data Schedule.

(b)       Reports on Form 8-K

          The Company filed two Current Reports on Form 8-K dated October 6, 1994 and November 22, 1994 to report the acquisition of all the outstanding stock of American Marketing Works, Inc. The Company filed Financial Statements and Pro Forma Financial Information as amendments to the latter Current Report on Form 8-K.

(d)       Report of Independent Auditors on 1992 Financial
          Statements

          Other financial statement schedules in response to this portion of Item 14 are included in Part IV, Item 14(a)2 of this report.


                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SIGNAL APPAREL COMPANY, INC.


                                   By /s/ Marvin Winkler
                                   ------------------------------
                                   Marvin Winkler
                                   Chairman of the Board and
                                   Chief Executive Officer

Date:  March 31, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below or on counterparts thereof by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name                   Capacity                   Date
- ----                   --------                   ----


\s\Marvin Winkler      Chairman of the Board      March 31, 1995
- ---------------------  and Chief Executive        --------------
Marvin Winkler         Officer

\s\Leon Ruchlamer      President                  March 31, 1995
- ---------------------                             --------------
Leon Ruchlamer

\s\William H. Watts    Executive Vice President   March 31, 1995
- ---------------------  and Chief Financial        --------------
William H. Watts       Officer

\s\James V. Elkins     Controller                 March 31, 1995
- ---------------------                             --------------
James V. Elkins

\s\Jacob I. Feigenbaum Director                   March 29, 1995
- ---------------------                             --------------
Jacob I. Feigenbaum

\s\Guido Goldman       Director                   March 28, 1995
- ---------------------                             --------------
Guido Goldman

\s\Paul R. Greenwood   Director                   March 31, 1995
- ---------------------                             --------------
Paul R. Greenwood

\s\B. Lance Sauerteig  Director                   March 28, 1995
- ---------------------                             --------------
B. Lance Sauerteig

\s\Stephen Walsh       Director                   March 31, 1995
- ---------------------                             --------------
Stephen Walsh

                       EXHIBIT INDEX

Exhibit No.
per Item 601
of Reg. S-K    Description of Exhibit


(3.1)          Copy of Restated Articles of
               Incorporation, as amended November
               28, 1994.

(10.48)        Amended and Restated Credit
               Agreement dated as of February 16,
               1995 among American Marketing
               Works, Inc., certain Lenders and
               Greyrock Capital Group, Inc.

(10.49)        Tranche A Note of American
               Marketing Works, Inc. for
               $4,750,000 to Greyrock Capital
               Group, Inc. dated February 16,
               1993.

(10.50)        Tranche B Note of American
               Marketing Works, Inc. for
               $1,750,000 to Greyrock Capital
               Group, Inc. dated February 16,
               1993.

(10.51)        Security Agreement dated February
               16, 1993 between American Marketing
               Works, Inc. and Greyrock  Capital
               Group, Inc.

(10.52)        Guaranty and Security Agreement
               dated as of November 22, 1994
               between the Company and Greyrock
               Capital Group, Inc. guarantying the
               obligations of American Marketing
               Works, Inc. to Greyrock Capital
               Group, Inc..

(10.53)        Guaranty and Security Agreement
               dated as of November 22, 1994
               between Shirt Shed and Greyrock
               Capital Group, Inc. guaranteeing
               the obligations of American
               Marketing Works, Inc. to Greyrock
               Capital Group, Inc.

(21)           List of Subsidiaries

(23.1)         Consent of Arthur Andersen LLP,
               Independent Public Accountants

(23.2)         Consent of Ernst & Young LLP,
               Independent Auditors.

(27)           Financial Data Schedule.