Form 10-Q
period 1995-03-31
SIGNAL APPAREL COMPANY INC
filed 1995-05-15
CIK 105107

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                          -----------------------
                                 FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1995   or
                               --------------------
[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to

                       Commission file number 1-2782

                       SIGNAL APPAREL COMPANY, INC.
                 ------------------------------
          (Exact name of registrant as specified in its charter)

            Indiana                           62-0641635
- -------------------------------     -----------------------------
(State or other jurisdiction of          (I.R.S. Employer
 incorporation or organization)          Identification No.)

200A Manufacturers Road, Chattanooga, Tennessee        37405
- -----------------------------------------------        -----
     (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code (615) 756-8146
                                                  ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X      No
                           -----       -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                      Outstanding at May 3, 1995
        --------                    ----------------------------

       Common Stock                      10,077,826 shares





                    PART I  -  FINANCIAL INFORMATION

Item 1. Financial Statements

SIGNAL APPAREL COMPANY, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands)

                                             March 31,    Dec. 31,
                                               1995         1994
                                             ---------    ---------
                                            (Unaudited)
                   Assets
Current Assets:
   Cash                                     $   1,061   $      303
   Accounts receivable, net                     7,921        6,713
   Inventories                                 29,245       33,350
   Prepaid expenses and other                   1,578        1,135
                                             ---------    ---------
      Total current assets                     39,805       41,501

Property, plant and equipment, net             15,883       16,810
Goodwill, net                                  10,680       10,786
Other assets                                      298          351
                                             ---------    ---------
      Total assets                          $  66,666   $   69,448
                                             =========    =========

    Liabilities and Shareholders'
                                   Equity (Deficit)
Current Liabilities:
   Accounts payable and accrued liabilities $  17,470   $   20,019
   Current portion of long-term debt            1,155        1,144
   Discretionary overadvances from
     senior lender                              7,677       10,849
                                             ---------    ---------
      Total current liabilities                26,302       32,012
                                             ---------    ---------
Long-term debt (less current portion):
   Senior obligations                          28,252       30,217
   Senior subordinated note payable to
     related party                              7,198          --
   Subordinated note payable to related
     party                                      5,434        5,434
                                             ---------    ---------
      Total long-term debt                     40,884       35,651
                                             ---------    ---------
Multiemployer pension plan withdrawal
  liability                                     1,001        1,084
                                             ---------    ---------
Shareholders' Equity (Deficit):
   Common stock                                   102          102
   Preferred stock at liquidation preference
     plus cumulative undeclared dividends      76,202       73,202
   Additional paid-in capital                  69,817       69,721
   Accumulated deficit                       (146,525)    (141,207)
   Treasury shares (at cost)                   (1,117)      (1,117)
                                             ---------    ---------
      Total shareholders' equity (deficit)     (1,521)         701
                                             ---------    ---------
         Total liabilities and
           shareholders' equity (deficit)   $  66,666   $   69,448
                                             =========    =========


See accompanying notes to consolidated condensed financial statements.




SIGNAL APPAREL COMPANY, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Data)
(Unaudited)


                                        Three Months Ended
                                        March 31,   March 31,
                                          1995        1994
                                        --------    --------

Net sales                             $  26,217   $  27,477
Cost of sales                            20,472      22,169
                                        --------    --------
        Gross profit                      5,745       5,308
Royalty expense                           1,347         899
Selling, general and administrative
  expenses                                7,858       6,166
Interest expense                          1,603         593
Other expenses,  net                        255         439
                                        --------    --------
        Loss before income taxes         (5,318)     (2,789)
Income taxes                                --          --
                                        --------    --------
        Net loss                         (5,318)     (2,789)
Less preferred stock dividends              --        2,121
                                        --------    --------
Net loss applicable to common stock   $  (5,318)  $  (4,910)
                                        ========    ========

Net loss per common share             $   (0.53)  $   (0.55)
                                        ========    ========
Weighted average common shares
        outstanding                      10,068       8,964
                                        ========    ========



See accompanying notes to consolidated condensed financial statements.






SIGNAL APPAREL COMPANY, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)


                                             Three Months Ended
                                           March 31,    March 31,
                                             1995         1994
                                           ---------    ---------
Operating Activities:
  Net loss                                $  (5,318)  $   (2,789)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
     Depreciation and amortization            1,112        1,272
     (Gain) loss on disposal of equipment        38           (2)
     Changes in operating assets
       and liabilities:
         Increase in accounts receivable     (1,209)      (5,442)
         Decrease in inventories              4,106          378
         Increase in prepaid expenses
           and other assets                    (389)        (155)
         Increase (decrease) in accounts
           payable and accrued liabilities   (2,549)       1,609
                                           ---------    ---------
             Net cash used in operating
               activities                    (4,209)      (5,129)
                                           ---------    ---------

Investing Activities:
  Purchases of property, plant and              (44)        (618)
    equipment
  Proceeds from the sale of property,
    plant and equipment                           6            1
                                           ---------    ---------
             Net cash used in
               investing activities             (38)        (617)
                                           ---------    ---------

Financing Activities:
  Borrowings from senior lender              16,613       25,409
  Payments to senior lender                 (21,548)     (28,799)
  Proceeds from subordinated note
    payable to related party                  7,000        3,000
  Proceeds from other borrowings                333          --
  Principal payments on borrowings             (490)        (270)
  Proceeds from sale of preferred stock       3,000        7,000
  Proceeds from exercise of stock options        97          --
                                           ---------    ---------
             Net cash provided by
               financing activities           5,005        6,340
                                           ---------    ---------

Increase in cash                                758          594
Cash at beginning of period                     303          444
                                           ---------    ---------
Cash at end of period                     $   1,061   $    1,038
                                           =========    =========


See accompanying notes to consolidated condensed financial statements.




Part I Item 1. (cont'd)


                       SIGNAL APPAREL COMPANY, INC.
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                (Unaudited)

1. The accompanying consolidated condensed financial statements have been prepared on a basis consistent with that of the consolidated financial statements for the year ended December 31, 1994. The accompanying financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of the Company, necessary to present fairly the financial position of the Company as of March 31, 1995 and December 31, 1994 and its results of operations and cash flows for the three months ended March 31, 1995 and March 31, 1994. These consolidated condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

2. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

3.   Inventories consisted of the following:

                                         March 31,  December 31,
                                           1995         1994
                                           ----         ----
      (Dollars in thousands)

      Raw materials and supplies         $ 4,710      $  2,319
      Work in process                      5,353         5,639
      Finished goods                      19,182        25,392
                                         --------      --------
                                         $29,245      $ 33,350
                                         ========      ========

4. A principal shareholder, Walsh Greenwood, made an equity investment in the Company of $3.0 million in January 1995 for which they received 30 shares of Series C Preferred Stock.
      The holders of Series A and Series C Preferred Stock agreed to a moratorium on the required dividends related to the shares effective January 1, 1995. At March 31, 1995, the Company has accrued cumulative, undeclared dividends of $6,874,700 for Series A Preferred Stock and $4,850,400 for Series C Preferred Stock.

5. Pursuant to the terms of various license agreements, the Company is obligated to pay future minimum royalties of approximately $9.7 million. The Company has outstanding letters of credit totaling approximately $2.6 million relative to its obligations pursuant to these license agreements.

6. On November 22, 1994, the Company acquired all of the outstanding stock of American Marketing Works, Inc., (AMW).
      The following unaudited pro forma summary presents the consolidated results of operations for the three months ended March 31, 1994 as if the acquisition of AMW had occurred on January 1, 1994.

 Dollars in Thousands
 (except per share data)                    1994
                                            ----

      Net Sales                          $  36,369

      Net Loss                              (6,885)

      Net Loss Per Common Share             ($ .68)

 The pro forma financial information presented has been prepared for comparative purposes only and is not necessarily indicative of the results of operations that would have resulted had the acquisition of AMW occurred at the beginning of the period indicated or the future results of operations of the combined companies.


Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Net sales of $26.2 million for the quarter ended March 31, 1995 represent a decrease of $1.3 million from the $27.5 million in net sales for the corresponding period of 1994. This decrease is comprised of a $2.7 million reduction in active sportswear, a $2.2 million reduction in women's fashion knitwear and a $2.7 million reduction in Signal Artwear screenprinted products offset by a $6.3 million increase due to the inclusion of American Marketing Works, Inc. (AMW) sales in 1995.

Sales of active sportswear products were $8.1 million for the quarter ended March 31, 1995 versus $10.8 million for the corresponding period of 1994. Of the $2.7 million reduction, $1.6 million is a result of reduced sales to a large customer. The reduced sales of active sportswear is primarily due to a reduction in unit volume. Sales of closeout active sportswear products increased $1.5 million while first quality sales decreased $4.3 million.

Sales of women's fashion knitwear decreased 40% to $3.1 million for the quarter ended March 31, 1995 as compared to $5.2 million for the corresponding period of 1994. The sales reduction was primarily due to competition from garments selling at lower retail prices. Decreases in unit volume accounted for 60% of the sales reduction while decreases in the average selling price accounted for 40% of the decrease. The decrease in average selling price was due to a combination of product mix and unit selling price changes.


Signal Artwear's sales were $8.4 million for the quarter ended March 31, 1995 versus $11.1 million for the corresponding period in 1994. Of the $2.7 million reduction, $2.6 million is a result of reduced sales to two large customers. Sales of licensed products under two cartoon themes accounted for a $2.1 million reduction. The reduced sales of Signal Artwear screenprinted products is primarily due to a reduction in unit volume slightly offset by an increased average selling price due to product mix changes. Closeout sales increased $.4 million while first quality sales decreased $3.1 million.

Gross profit was $5.7 million (21.9% of sales) for the quarter ended March 31, 1995 compared to $5.3 million (19.3% of sales) for the corresponding period in 1994. The $.4 million improvement is the result of improved margin on first quality sales ($.2 million) and capitalization of variances ($.2 million).

Royalty expense related to licensed product sales was 5% of sales for the quarter ended March 31, 1995 compared to 3% for the corresponding period of 1994. This increase was primarily caused by the inclusion of AMW, which has higher royalty rates, in the 1995 financial statements. Selling, general and administrative (SG&A) expenses were 30% and 22% of sales for the quarters ended March 31, 1995 and 1994, respectively. Actual SG&A expense increased $1.7 million which was the result of AMW SG&A expenses of $2.6 million being included in 1995 offset by SG&A expense reductions at other divisions and corporate.


FINANCIAL CONDITION

Working capital at March 31, 1995 increased $4.0 million or 42% over year-end 1994. The increase in working capital was primarily due to an increase in accounts receivable ($1.2 million), a decrease in accounts payable and accrued liabilities ($2.5 million) and a decrease in the discretionary overadvances with the senior lender ($3.2 million), which were partially offset by lower inventories ($4.1 million).

Accounts receivable increased $1.2 million or 18% over year-end 1994. Due to the seasonality of the business, trade accounts receivable normally peak from February to May and August to October and are lower in the other months as cash is collected and as shipments decrease. A significant portion of accounts receivable due from customers is carried at the risk of the factor and is not reflected in the accompanying balance sheets.

Inventories decreased $4.1 million or 12% compared to year-end
1994. Inventories decreased as a result of the sale of excess and closeout inventory. The Company expects inventory to continue at present levels except for seasonal fluctuations.

Total current liabilities decreased $5.7 million or 18% over year-end 1994 primarily due to the decrease in accounts payable and accrued liabilities of $2.5 million and the discretionary overadvances with the senior lender of $3.2 million. Accounts payable and accrued liabilities decreased as a result of more timely payments to vendors.

Cash used in operations was $4.2 million during the first three months of 1995 compared to $5.1 million used in operating activities during the same period in 1994. The net loss of $5.3 million, increases in accounts receivable of $1.2 million and decreases in accounts payable and accrued liabilities of $2.5 million were the primary uses of funds in the first three months of 1995. These items were partially offset by depreciation and amortization ($1.1 million), and significantly lower inventory levels ($4.1 million).

Cash used in investing activities was for purchases of property and equipment. Commitments to purchase equipment totaled approximately $.1 million at March 31, 1995. During 1995, the Company anticipates capital expenditures of approximately $.8 million.

Cash provided by financing activities was $5.0 million in 1995. In January 1995, Walsh Greenwood, a principal shareholder, made an equity investment in the Company of $3.0 million for which they received 30 shares of Series C Preferred Stock. On March 31, 1995, the Company executed a credit agreement with Walsh Greenwood and affiliates. The related promissory note has a face amount of the lesser of $15.0 million or the unpaid draws and an effective rate of 25%. The Company may draw funds as needed in increments of $1.0 million. As of March 31, 1995, the Company had drawn $7.0 million under this credit agreement. Subsequent to quarter-end, the Company drew an additional $5.0 million. Hence, the currently available funds against this credit agreement total $3.0 million. The credit agreement prohibits the payment of cash dividends to any class of stock, except required dividends on the Company's Preferred Stock.

In conjunction with the credit agreement described above, Walsh Greenwood received warrants to purchase 1,500,000 shares of Common Stock at an exercise price of $2.25 per share, expiring in three years. Such warrants will vest as funds are drawn. Additionally, Walsh Greenwood received a second warrant to purchase 1,500,000 shares with an exercise price at a 25% discount to the 20 day average trading price in December 1996. These warrants vest upon issuance of warrants and are exercisable for a period of three years commencing on January 1, 1997. The warrants will be adjusted for dilution caused by certain dilutive transactions. The issuance of the warrants is subject to shareholder approval.

The Company has the right after repayment of this credit agreement and other senior notes of $6.5 million to redeem the outstanding Preferred Stock with the Company's Common Stock, such shares being valued at $7.00 per share for the purpose of such redemption. Such redemption must take place before June 30, 1998.

Effective April 1, 1995, Marvin and Sherri Winkler and MW Holdings agreed to convert their outstanding promissory notes totaling approximately $2.4 million into 1,000,000 shares of the Company's
Common Stock.

The revolving advance account decreased $5.0 million from $28.9 million at year-end 1994 to $23.9 million at March 31, 1995. Committed credit lines with the Company's senior lender aggregated a maximum of $40.0 million at March 31, 1995. At quarter-end, approximately $7.7 million was overadvanced under its revolving advance account, which is classified as short-term in the consolidated balance sheets at March 31, 1995 (see later paragraphs for a discussion of overadvance arrangements totalling $9.0 million).

In August 1994, in response to the Company's liquidity needs, two principal shareholders, FS Signal Associates II and Walsh Greenwood, pledged collateral of $4.0 million to the senior lender in connection with such lender's agreement to lend, on a discretionary basis, funds up to $4.0 million in excess of the borrowing base. The Company may reduce the outstanding debt under this special overadvance only after repayment of its mid-month overadvance facility and any other overadvance facilities. In November 1994, the senior lender agreed to provide a discretionary over-formula accommodation not to exceed $5.0 million and a mid-month overadvance of $2.0 million. During the first quarter of 1995, the senior lender reduced the $11.0 million in overadvances described above to $9.0 million.

Interest expense for the quarter ended March 31, 1995 was $1.6 million compared to $.6 million for the same period in 1994. Total outstanding debt averaged $59.1 million and $28.5 million for the first three months of 1995 and 1994, respectively, with average interest rates of 10.9% and 7.9%. Average outstanding debt increased primarily due to the senior notes of $6.5 million related to the acquisition of AMW and the draw of $7.0 million against the credit agreement with Walsh Greenwood.

The Company also uses letters of credit to support foreign and some domestic sourcing of inventory and certain other obligations. Outstanding letters of credit were $2.6 million at March 31, 1995 (excluding collateral of $2.0 million pledged to the senior lender in the form of a standby letter of credit).

Total shareholders' deficit increased $2.2 million compared to year-end 1994. The Company sustained losses of $5.3 million for the first three months of 1995 which were partially offset by a $3.0 million investment in Preferred Stock by a principal shareholder in January 1995. In connection with a shareholder agreement, the holders of Series A and Series C Preferred Stock agreed to a moratorium on the required dividends related to these shares effective January 1, 1995. At March 31, 1995, the Company has accrued cumulative, undeclared dividends of $6,874,700 for Series A Preferred Stock and $4,850,400 for Series C Preferred Stock.


LIQUIDITY AND CAPITAL RESOURCES

As a result of continued losses, the Company has been unable to fund its cash needs through cash generated by operations over the last year and during the first quarter of 1995. The Company's liquidity shortfalls from operations were resolved through several transactions with related parties and the Company's senior lender. In January 1994, the Company issued a subordinated promissory note of $3.0 million to a principal shareholder, FS Signal Associates I. The senior lender provided discretionary overadvances of $11.0 million during 1994 and reduced the overadvances to $9.0 million during the first quarter of 1995. In addition, the senior lender waived all loan covenant violations at December 31, 1994 and amended the covenants for 1995. As long as sales continue at present levels, as projected, the Company expects to comply with the senior lender's amended covenants. In January 1995, the Company sold $3.0 million in Series C Preferred Stock to a principal shareholder, Walsh Greenwood and affiliated entities. During the first quarter of 1995, the Company was advanced $7.0 million under the terms of a $15.0 million credit agreement with a related party, Walsh Greenwood. Subsequent to quarter-end, the Company was advanced $5.0 million under this credit agreement.

The Company's continued existence is dependent upon its ability to substantially improve its operating results during 1995. The Company's estimates of its cash needs are based upon, among other things, projections of its sales and profit margins. There can be no assurance that sales and profit margins for the Company will meet projected levels, and if sales and profit margins fall significantly short of projected levels, the Company's ability to continue as a going concern may be jeopardized. The board of directors elected a new president and chief financial officer during February 1995 to effect an improvement in operations and liquidity. Since year-end, the Company has taken actions to improve its operations and liquidity. On March 31, 1995, the Company closed on the $15.0 million (net of discount) credit agreement. Such funds will be utilized for working capital purposes. The Company instituted an extensive cost reduction program that is expected to substantially reduce general and administrative expenses and the Company is considering the sale of certain assets. In addition, the Company sold excess and closeout inventory of approximately $4.0 million (net of reserves) since year-end and implemented an inventory control program in order to eliminate the manufacture of excess goods.

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


Part II.   OTHER INFORMATION

Items 1-5

Not Required

Item 6.    Exhibits and Reports on Form 8-K

 (a)  Exhibits

          (10.1) Employment Agreement with Marvin Winkler dated as of April 1, 1995.

          (10.2) Warrant Certificate dated April 1, 1995 to purchase 1,000,000 shares of the Company's Common Stock issued to Marvin Winkler in connection with his employment contract.

          (10.3) Registration Rights Agreement dated May 10, 1995 by and between the Company and Marvin Winkler, Sherri
          Winkler and MW Holdings, Inc.

          (10.4) Agreement dated May 10, 1995 by and between the Company and Sherri Winkler and MW Holdings, Inc.

          (10.5) Employment Agreement with Leon Ruchlamer dated as of March 27, 1995.

          (10.6) Employment Agreement with William Watts dated as of March 15, 1995.

          (10.7)  Agreement dated April 24, 1995 between the
          Company and MC Properties I, L.P.

          (10.8) Agreement dated as of March 31, 1995 among AMW, Shirt Shed, the Company, certain lenders and Greyrock Capital Group, Inc. amending the Amended and Restated Credit Agreement dated as of February 16, 1993 between AMW, certain lenders and Greyrock.

          (10.9) Settlement Agreement dated as of March 1, 1995 with Glenn Grandin.

          (10.10) Settlement Agreement dated as of April 13, 1995 with Daniel Cox.

          (27.1)  Financial Data Schedule.

     (b)  Reports on Form 8-K:

          None


                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SIGNAL APPAREL COMPANY, INC.
                                    ------------------------------
                                            (Registrant)




Date: May 15, 1995                  /s/ Leon Ruchlamer
      ----------------              ------------------------------
                                    Leon Ruchlamer
                                    President




Date: May 15, 1995                  /s/ William H. Watts
      ----------------              ------------------------------
                                    William H. Watts
                                    Chief Financial Officer



                        SIGNAL APPAREL COMPANY, INC.
                                 FORM 10-Q
                    FOR THE QUARTER ENDED MARCH 31, 1995
                               EXHIBIT INDEX

Exhibit No.
per Item 601                                                      Sequential
of Reg. S-K       Description of Exhibit                            Page No.
- ------------      ----------------------                          ----------

(10.1)            Employment Agreement with Marvin
                  Winkler dated as of April 1, 1995.

(10.2)            Warrant Certificate dated April 1,
                  1995 to purchase 1,000,000 shares of
                  the Company's Common Stock issued to
                  Marvin Winkler in connection with his
                  employment contract.

(10.3)            Registration Rights Agreement dated
                  May 10, 1995 by and between the
                  Company and Marvin Winkler, Sherri
                  Winkler and MW Holdings, Inc.

(10.4)            Agreement dated May 10, 1995 by and
                  between the Company and Sherri Winkler
                  and MW Holdings, Inc.

(10.5)            Employment Agreement with Leon
                  Ruchlamer dated as of March 27, 1995.

(10.6)            Employment Agreement with William
                  Watts dated as of March 15, 1995.

(10.7)            Agreement dated April 24, 1995 between
                  the Company and MC Properties I, L.P.

(10.8)            Agreement dated as of March 31, 1995
                  among AMW, Shirt Shed, the Company,
                  certain lenders and Greyrock Capital
                  Group, Inc. amending the Amended and
                  Restated Credit Agreement dated as of
                  February 16, 1993 between AMW, certain
                  lenders and Greyrock.

(10.9)            Settlement Agreement dated as of March
                  1, 1995 with Glenn Grandin.

(10.10)           Settlement Agreement dated as of April
                  13, 1995 with Daniel Cox.

(27.1)            Financial Data Schedule.