Form 10-Q
period 1995-06-30
SIGNAL APPAREL COMPANY INC
filed 1995-08-11
CIK 105107

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                          -----------------------
                                 FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1995     or
                               --------------------
[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

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

                             Yes  X      No
                           -----       -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                   Outstanding at August 7, 1995
        --------                 ------------------------------

       Common Stock                      10,077,826 shares



                      PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                       SIGNAL APPAREL COMPANY, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                              (In Thousands)

                                            June 30,      Dec. 31,
                                              1995          1994
                                           ---------     ---------
                                          (Unaudited)

       Assets

Current Assets:
  Cash                                     $    717     $     303
  Accounts receivable, net                    8,050         6,713
  Inventories                                28,278        33,350
  Prepaid expenses and other                  1,337         1,135
                                           ---------     ---------
       Total current assets                $ 38,382     $  41,501

Property, plant and equipment, net           15,001        16,810
Goodwill, net                                10,616        10,786
Other assets                                    288           351
                                           ---------     ---------
       Total assets                        $ 64,287     $  69,448
                                           =========     =========

       Liabilities and Shareholders'
            Equity (Deficit)

Current Liabilities:
  Accounts payable and accrued liabilities $ 16,135     $  20,019
  Current portion of long-term debt           1,232         1,144
  Discretionary overadvances from
     senior lender                            5,243        10,849
                                           ---------     ---------
       Total current liabilities             22,610        32,012
                                           ---------     ---------

Long-term debt (less current portion):
  Senior obligations                         26,317        30,217
  Senior subordinated note payable to
     related party                           15,495           --
  Subordinated note payable to related
     party                                    5,434         5,434
                                           ---------     ---------
       Total long-term debt                  47,246        35,651
                                           ---------     ---------
Multiemployer pension plan withdrawal
  liability                                     915         1,084
                                           ---------     ---------
Shareholders' Equity (Deficit):
  Common stock                                  102           102
  Preferred stock at liquidation preference
     plus cumulative undeclared dividends    76,202        73,202
  Additional paid-in capital                 69,817        69,721
  Accumulated deficit                      (151,488)     (141,207)
  Treasury shares (at cost)                  (1,117)       (1,117)
                                           ---------     ---------
       Total shareholders' equity (deficit)  (6,484)          701
                                           ---------     ---------
          Total liabilities and
            shareholders' equity (deficit) $ 64,287     $  69,448
                                           =========     =========

See accompanying notes to consolidated condensed financial statements.



                       SIGNAL APPAREL COMPANY, INC.
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   (In Thousands Except Per Share Data)
                                (Unaudited)
<CAPTIONS>
                               Three Months Ended                    Six Months Ended
                             June 30,       June 30,               June 30,      June 30,
                               1995           1994                   1995          1994
                             --------       --------               --------     --------

Net sales                  $  25,202       $ 24,295              $  51,419    $  51,772
Cost of sales                 19,664         20,199                 40,136       42,368
                             --------       --------               --------     --------
    Gross profit               5,538          4,096                 11,283        9,404

Royalty expense                1,670            651                  3,017        1,550
Selling, general and
  administrative expenses      6,669          6,335                 14,527       12,501
Interest expense               2,025            631                  3,628        1,224
Other expense, net               138            413                    393          852
                             --------      ---------              ---------    ---------
    Loss before income taxes  (4,964)        (3,934)               (10,282)      (6,723)
Income taxes                      --             --                     --           --
                             --------      ---------              ---------    ---------
    Net loss                  (4,964)        (3,934)               (10,282)      (6,723)
Less preferred stock
  dividends                       --          2,251                     --        4,372
                             --------      ---------              ---------    ---------
Net loss applicable to
  common stock              $ (4,964)      $ (6,185)              $(10,282)   $ (11,095)
                             ========      =========              =========    =========

Net loss per common share   $  (0.49)      $  (0.69)              $  (1.02)   $   (1.24)
                            =========      =========              =========    =========


Weighted average common
  and common equivalent
  shares outstanding          10,078          8,964                 10,073        8,964
                            =========      =========              =========    =========

<F1>
See accompanying notes to consolidated financial statements.




                         SIGNAL APPAREL COMPANY, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                 (Unaudited)

                                               Six Months Ended
                                            June 30,       June 30,
                                              1995           1994
                                           ---------      ---------

Operating Activities:
  Net loss                                 $ (10,282)     $  (6,723)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization            2,357          2,523
      Loss on disposal of equipment               92             15
      Changes in operating assets
        and liabilities:
         Increase in accounts receivable      (1,338)          (366)
         (Increase) decrease in inventories    5,073           (141)
         Increase in prepaid expenses
           and other assets                     (138)          (287)
         Increase (decrease) in accounts
           payable and accrued liabilities    (3,883)         1,473
                                            ---------      ---------
             Net cash used in operating
               activities                     (8,119)        (3,506)
                                            ---------      ---------

Investing Activities:
  Purchases of property, plant and
    equipment                                   (210)        (1,162)
  Proceeds from the sale of property,
    plant and equipment                          117              7
                                            ---------      ---------
             Net cash used in
               investing activities              (93)        (1,155)

Financing Activities:
  Borrowings from senior lender               33,680         51,636
  Payments to senior lender                  (42,579)       (56,798)
  Proceeds from subordinated note
    payable to related party                  15,000          3,000
  Proceeds from other borrowings                 433             --
  Principal payments on borrowings            (1,005)          (399)
  Proceeds from sale of preferred stock        3,000          7,000
  Proceeds from exercise of stock options         97             --
                                            ---------      ---------
             Net cash provided by
               financing activities            8,626          4,439
                                            ---------      ---------

Increase (decrease) in cash                      414           (222)
Cash at beginning of period                      303            444
                                            ---------      ---------
Cash at end of period                      $     717      $     222
                                            =========      =========



See accompanying notes to consolidated condensed financial statements.




Part I Item 1. (cont'd)

                       SIGNAL APPAREL COMPANY, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                (Unaudited)

1. The accompanying consolidated condensed financial statements have been prepared on a basis consistent with that of the consolidated financial statements for the year ended December 31, 1994. The accompanying financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of the Company, necessary to present fairly the financial position of the Company as of June 30, 1995 and December 31, 1994 and its results of operations and cash flows for the six months ended June 30, 1995 and June 30, 1994. These consolidated condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

2.   The results of operations for the six months ended
     June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

3.   Inventories consisted of the following:

                                        June 30,    December 31,
                                          1995         1994
                                          ----         ----
                                         (Dollars in thousands)

          Raw materials and supplies    $ 2,556     $  2,319
          Work in process                 6,363        5,639
          Finished goods                 19,359       25,392
                                        --------     --------
                                        $28,278     $ 33,350
                                        ========     ========

4. A principal shareholder, Walsh Greenwood, made an equity investment in the Company of $3.0 million in January 1995 for which Walsh Greenwood received 30 shares of Series C Preferred Stock. The holders of Series A and Series C Preferred Stock agreed to a moratorium on the required dividends related to the shares effective January 1, 1995. At June 30, 1995, the Company has accrued cumulative, undeclared dividends of $6,874,700 for Series A Preferred Stock and $4,850,400 for Series C Preferred Stock.
5. Pursuant to the terms of various license agreements, the Company is obligated to pay future minimum royalties of approximately $9.0 million, with $1.9 million due in 1995, $3.4 million due in 1996, $1.3 million due in 1997, and $2.4 million due in 1998 and later.

6. On November 22, 1994, the Company acquired all of the outstanding stock of American Marketing Works, Inc., (AMW). The following unaudited pro forma summary presents the consolidated results of operations for the three months and six months ended June 30, 1994 as if the acquisition of AMW had occurred on January 1, 1994.

     Dollars in Thousands
     (except per share data)            Three Months   Six Months
                                        ------------   ----------

          Net Sales                     $  34,450      $70,819

          Net Loss                         (7,734)     (14,619)

          Net Loss Per Common Share          (.77)       (1.45)

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

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales of $25.2 million for the quarter ended June 30, 1995 represent an increase of $.9 million (4%) from the $24.3 million in net sales for the corresponding period in 1994. This increase is comprised of a $.7 million increase in Signal Artwear screenprinted products and a $6.0 million increase due to the inclusion of American Marketing Works, Inc. (AMW) sales in 1995 partially offset by a $4.8 million reduction in active sportswear and a $1.0 million reduction in women's fashion knitwear.

Sales of active sportswear products were $8.9 million for the quarter ended June 30, 1995 versus $13.7 million for the corresponding period of 1994. Of the $4.8 million reduction, $.9 million is a result of reduced sales to a large customer. Reduction in unit volume accounted for 88% of the total reduction of active sportswear while reduction in the average selling price accounted for the remaining 12% reduction. The decrease in average selling price was due to a combination of product mix and unit selling price changes.

Sales of women's fashion knitwear decreased 24% to $3.2 million for the quarter ended June 30, 1995 as compared to $4.2 million for the corresponding period of 1994. Decrease in unit volume accounted for all of the sales reduction and was slightly offset by a 1.6% increase in the average selling price per unit.

Signal Artwear sales were $6.7 million for the quarter ended
June 30, 1995 versus $6.0 million for the corresponding period in 1994. Sales of Signal Artwear closeouts were dramatically reduced for the quarter ended June 30, 1995 to $.7 million from $3.4 million for the corresponding period of 1994. Artwear sales excluding closeouts were $6.1 million for the quarter ended
June 30, 1995 versus $2.6 million for the corresponding period of 1994. Of the $3.5 million increase, $3.4 million was due to licensed products sales under a movie theme. The increase in Artwear sales excluding closeouts is a result of increased volume of sales offset by a 15% price per unit decrease caused by product mix changes.

Net sales of $51.4 million for the six months ended June 30, 1995 represent a decrease of $.4 million (1%) from the $51.8 million in net sales for the corresponding period in 1994. The decrease is comprised of a $7.5 million reduction in active sportswear, a $3.2 million reduction in women's fashion knitwear, a $2.0 million decrease in Signal Artwear screenprinted products and a $12.3 million increase due to the inclusion of AMW sales in 1995.

Sales of active sportswear products were $16.9 million for the six months ended June 30, 1995 versus $24.4 million for the corresponding period of 1994. Of the $7.5 million reduction, $2.4 million is a result of reduced sales to a large customer. Reduction in unit volume accounted for 91% of the reduction in active sportswear while reduction in average selling price per unit accounted for the remaining 9%. The decrease in average selling price was due to a combination of product mix and unit selling price changes.

Sales of women's fashion knitwear decreased 33% to $6.2 million for the six months ended June 30, 1995 as compared to $9.3 million for the corresponding period in 1994. The sales reduction was primarily due to competition from garments selling at lower retail prices. Decrease in unit sales volume accounted for 75% of the sales reduction with decreases in price per unit causing the remaining decrease. The decrease in average selling price was due to a combination of product mix and unit selling price changes.

Sales of Signal Artwear screenprinted products were $15.2 million for the six months ended June 30, 1995 versus $17.1 million for the corresponding period of 1994. Signal Artwear closeout sales were $2.9 million for the six months ended June 30, 1995 which is $2.4 million less than the comparable period in 1994. Artwear sales excluding closeouts for the first six months of 1995 were $.4 million more than for the comparable period in 1994. The increased Artwear sales excluding closeouts is a result of increased volume of sales offset by a 7% price per unit decrease caused by product mix.

Gross profit for the quarter ended June 30, 1995 was $5.5 million (22.0% of sales) compared to $4.1 million (16.9% of sales) for the corresponding period of 1994. The $1.4 million improvement is the result of reduced closeout sales ($1.3 million)and improved manufacturing efficiencies ($.6 million) which are partially offset by lower margins on sales excluding closeouts ($.5 million). The lower margin on sales excluding closeouts is a result of product mix.

Gross profit for the six months ended June 30, 1995 was $11.3 million (21.9% of sales) compared to $9.4 million (18.2% of sales) for the corresponding period of 1994. The $1.9 million improvement in gross profit is primarily the result of improved manufacturing efficiencies.

Royalty expense related to licensed product sales was 6.6% and 2.7% of total sales for the quarters ended June 30, 1995 and 1994, respectively. Royalty expense related to licensed product sales was 5.9% and 3.0% of total sales for the six months ended June 30, 1995 and 1994, respectively. The increase in 1995 was primarily caused by the inclusion of AMW, which has higher royalty rates.

Selling, general and administrative expenses were 26% of sales for both quarters ended June 30, 1995 and 1994. Actual SG&A expense increased $.3 million which was the result of AMW SG&A expenses of $1.7 million being included in 1995 offset by SG&A expense reductions at other divisions and corporate.

Selling, general and administrative expenses were 28% and 24% of sales for the six months ended June 30, 1995 and 1994, respectively. Actual SG&A expenses increased $2.0 million which was the result of AMW SG&A expenses of $4.3 million being included in 1995 offset by SG&A expense reductions at other divisions and corporate.


FINANCIAL CONDITION

Working capital at June 30, 1995 increased $6.3 million or 66% over year-end 1994. The increase in working capital was primarily due to an increase in accounts receivable ($1.3 million), a decrease in accounts payable and accrued liabilities ($3.9 million) and a decrease in the discretionary overadvances with the senior lender ($5.6 million), which were partially offset by lower inventories ($5.1 million).

Accounts receivable increased $1.3 million or 20% over year-end 1994. Due to the seasonality of the business, trade accounts receivable normally peak from February to May and August to October and are lower in the other months as cash is collected and as shipments decrease. A significant portion of accounts receivable due from customers is carried at the risk of the factor and is not reflected in the accompanying balance sheets.

Inventories decreased $5.1 million or 15% compared to year-end 1994. Inventories decreased as a result of the sale of excess and closeout inventory. The Company expects inventory to continue at present levels except for seasonal fluctuations.

Total current liabilities decreased $9.4 million or 29% over year-end 1994 primarily due to the decrease in accounts payable and accrued liabilities of $3.9 million and the discretionary overadvances with the senior lender of $5.6 million.

Cash used in operations was $8.1 million during the first six months of 1995 compared to $3.5 million used in operating activities during the same period in 1994. The net loss of $10.3 million, increases in accounts receivable of $1.3 million and decreases in accounts payable and accrued liabilities of $3.9 million were the primary uses of funds in the first six months of 1995. These items were partially offset by depreciation and amortization ($2.4 million), and significantly lower inventory levels ($5.1 million).

Cash used in investing activities was for purchases of property and equipment. Commitments to purchase equipment totaled approximately $.1 million at June 30, 1995. During 1995, the Company anticipates capital expenditures of approximately
$.8 million for ordinary repair of property and equipment.

Cash provided by financing activities was $8.6 million in 1995. In January 1995, Walsh Greenwood, a principal shareholder, made an equity investment in the Company of $3.0 million for which Walsh Greenwood received 30 shares of Series C Preferred Stock. On March 31, 1995, the Company executed a credit agreement with Walsh Greenwood and affiliates. The related promissory note had a face amount of the lesser of $15.0 million or the unpaid draws and an effective interest rate of 25%. As of June 30, 1995, the Company had drawn $15.0 million under this credit agreement. The Board of Directors approved an increase in the face value of the promissory note up to $20.0 million effective August 10, 1995.
An additional $1.0 million has been drawn during August against this amount. The credit agreement prohibits the payment of cash dividends to any class of stock, except required dividends on the Company's Preferred Stock.

Effective April 1, 1995, Marvin and Sherri Winkler and MW Holdings agreed to convert their outstanding promissory notes totaling approximately $2.4 million into 1,000,000 shares of the Company's Common Stock. Conversion of such debt is contingent upon the effectiveness of the employment contract of Marvin Winkler, which is further contingent upon the Company's extension of its license agreement with Ocean Pacific Apparel Corporation.

The revolving advance account decreased $8.9 million from $28.9 million at year-end 1994 to $20.0 million at June 30, 1995. Committed credit lines with the Company's senior lender aggregated a maximum of $40.0 million at June 30, 1995. At quarter-end, approximately $5.2 million was overadvanced on a discretionary basis under its revolving advance account, which is classified as short-term in the consolidated balance sheets at June 30, 1995 (see later paragraphs for a discussion of overadvance arrangements totalling $8.0 million).

In August 1994, in response to the Company's liquidity needs, two principal shareholders, FS Signal Associates II and Walsh Greenwood, pledged collateral of $4.0 million to the senior lender in connection with such lender's agreement to lend, on a discretionary basis, funds up to $4.0 million in excess of the borrowing base. The Company may reduce the outstanding debt under this special overadvance only after repayment of its mid-month overadvance facility and any other overadvance facilities. In November 1994, the senior lender agreed to provide a discretionary over-formula accommodation not to exceed
$5.0 million and a mid-month overadvance of $2.0 million. During the first quarter of 1995, the senior lender reduced the $11.0 million in overadvances described above to $9.0 million. During the second quarter of 1995, the senior lender reduced the overadvance of $9.0 million to $8.0 million. The $8.0 million discretionary overadvance consists of $4. million pledged collateral from the principal shareholders, $2.0 million discretionary overadvance and a $2.0 million mid-month overadvance from the senior lender. In July 1995, the senior lender agreed to waive repayment of its mid-month overadvance of $2.0 million for August 1995. At the end of August the Company needs to be back in formula.

Interest expense for the six months ending June 30, 1995 was $3.6 million compared to $1.2 million for the same period in 1994. Total outstanding debt averaged $60.5 million and $27.3 million for the first six months of 1995 and 1994, respectively, with weighted average interest rates of 12% and 8.7%. Average outstanding debt increased primarily due to the senior notes of $6.5 million related to the acquisition of AMW and the $15.0 million credit agreement with Walsh Greenwood.

The Company also uses letters of credit to support foreign and some domestic sourcing of inventory and certain other obligations. Outstanding letters of credit were $2.2 million at June 30, 1995 (excluding collateral of $2.0 million pledged by FS Signal to the senior lender in the form of a standby letter of credit).

Total shareholders' deficit increased $7.2 million compared to year-end 1994. The Company sustained losses of $10.3 million for the first six months of 1995 which were partially offset by a $3.0 million investment in Preferred Stock by a principal shareholder in January 1995. At June 30, 1995, the Company has accrued cumulative, undeclared dividends of $6,874,700 for Series A Preferred Stock and $4,850,400 for Series C Preferred.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated financial statements for the fiscal year ended December 31, 1994 were prepared under the assumption that the Company will continue as a going concern. The liquidity of the Company has been adversely affected by recurring losses from operations, which raises substantial doubt, in the opinion of the Company's independent public accountants, about the Company's ability to continue as a going concern.

As a result of continuing losses, the Company has been unable to fund its cash needs through cash generated by operations over the last fiscal year and during the first half of 1995. The
Company's liquidity shortfalls from operations were funded through several transactions with related parties and the Company's senior lender.

In January 1994, the Company issued a subordinated promissory note of $3.0 million to a principal shareholder, FS Signal Associates I. In August 1994, in response to the Company's liquidity needs, two principal shareholders, FS Signal Associates II and Walsh Greenwood & Co. ("Walsh Greenwood"), pledged collateral of $4.0 million to the senior lender in connection with such lender's agreement to lend, on a discretionary basis, funds up to $4.0 million in excess of the borrowing base under the Company's outstanding agreements with such lender. The Company may reduce the outstanding debt under this special overadvance only after repayment of its mid-month overadvance of $2.0 million. During the first half of 1995, the senior lender reduced the $11.0 million in overadvances described above to $8.0 million with the requirement that the overadvances be reduced to $6.0 million during one week each month. Additionally, the senior lender waived all existing loan covenant violations at December 31, 1994 and amended the covenants for 1995.

The Company's revolving advance account with its senior lender decreased $8.9 million from $28.9 million at year-end 1994 to $20.0 million at June 30, 1995. Committed credit lines with the Company's senior lender aggregated a maximum of $40.0 million at June 30, 1995. At June 30, 1995 approximately $5.2 million was overadvanced under the Company's revolving advance account with the senior lender.

In January 1995, Walsh Greenwood made an equity investment in the Company of $3.0 million in exchange for 30 shares of Series C Preferred Stock. On March 31, 1995, the Company executed a credit agreement with Walsh Greenwood and affiliates. The related promissory note had a face amount of the lesser of $15.0 million or the unpaid draws and an effective interest rate of 25%. As of June 30, 1995 the Company had drawn down the entire $15 million. The Company has negotiated an increase in the face value of the promissory note which will permit the Company to borrow up to $20.0 million, effective August 10, 1995. An additional $1.0 million has been drawn during August under this amended agreement. The credit agreement prohibits the payment of cash dividends to any class of stock, except required dividends on the Company's Preferred Stock. As additional conditions to the extension of credit under this agreement, the Company obtained the agreement of the holders of its preferred stock (i) to forego all future dividends from January 1, 1995 until the principal and interest of all the borrowings under the Walsh Greenwood credit agreement have been paid in full and (ii) to grant the Company the right, following repayment of all outstanding debt under the Walsh Greenwood credit agreement and under an additional $6.5 million in outstanding senior notes, to redeem the outstanding shares of preferred stock with shares of the Company's Common Stock valued for such purposes at $7.00 per share, which right extends until June 30, 1998. As of June 30, 1995, the Company had accrued cumulative, undeclared dividends of $6,874,700 for Series A Preferred Stock and $4,850,400 for Series C Preferred Stock.

In conjunction with the initial funding of the credit agreement described above, Walsh Greenwood received warrants to purchase 1,500,000 shares of Common Stock at an exercise price of $2.25 per share, expiring in three years. Such warrants vest as funds are drawn at the rate of 100,000 warrants for each $1.0 million drawn. Additionally, Walsh Greenwood received a second warrant to purchase 1,500,000 shares with an exercise price at a 25% discount to the 20 day average trading price in December 1996. These warrants vested upon issuance and are exercisable for a period of three years commencing on January 1, 1997. The warrants will be adjusted for dilution caused by certain dilutive transactions. The issuance of these warrants in conjunction with the Walsh Greenwood credit agreement was subject to shareholder approval, which was obtained at the Company's Annual Meeting of Shareholders on May 11, 1995.

In conjunction with the amendment of the credit agreement with Walsh Greenwood to extend the maximum borrowings thereunder from $15.0 million to $20.0 million, Walsh Greenwood received additional warrants on the basis of the same formula as under the original agreement. Thus, Walsh Greenwood received: (i) warrants to purchase an additional 500,000 shares of Common Stock with an exercise price of $2.25 per share, expiring in three years and vesting at the rate of 100,000 warrants for each $1.0 million drawn; and (ii) warrants to purchase an additional 500,000 shares of Common Stock with an exercise price set at a 25% discount to the 20 day average trading price in December 1996, vesting immediately upon issuance and exercisable for a period of three years commencing on January 1, 1997. These warrants will also be adjusted for dilution caused by certain dilutive transactions.

As an additional step toward addressing its liquidity needs for the remainder of 1995, the Company entered into the MCP Agreement with the landlord of the Company's former executive office facilities. Pursuant to the MCP Agreement, the landlord agreed to accept shares of Common Stock having a market value equal to $179,361 in exchange for the cancellation of approximately $358,722 of indebtedness owed to the landlord by the Company pursuant to the terms of an outstanding promissory note, subject to the Company's registering such shares for resale.

The Board of Directors installed Leon Ruchlamer as the Company's new President and William H. Watts as its new Executive Vice President and Chief Financial Officer during February 1995 to effect improvements in operations and liquidity. Actions taken by the Company since year-end to improve its operations and liquidity have included: (i) the institution of an extensive cost reduction program that has reduced general and administrative expenses during the first half of 1995 and is expected to further reduce such expenses during the remainder of the year; (ii) the sale of excess and close-out inventories of approximately $4.0 million (net of reserves) since year-end; (iii) the implementation of an inventory control program in order to eliminate the manufacture of excess goods; (iv) the extension of the maturity dates of $6.5 million in senior notes acquired in the AMW acquisition. Additionally, as discussed above, on March 31, 1995, the Company closed a $15.0 million credit agreement with Walsh Greenwood. That credit agreement was subsequently increased to $20.0 million face value. Such funds are being utilized for working capital purposes. The Company believes it can improve its operating margins as a result of certain of the actions being taken. The Company has also considered the sale of certain assets. At the present time, however, the Company has no definitive plans for any such sale.

The Company did not meet its sales and profit projections for the first six months of 1995. If the Company's sales and profit margins for the remainder of 1995 do not meet projected levels, management will be required to reduce the Company's activities or seek additional capital to complete its plan for improving the Company's performance. In any event, management anticipates that additional capital will be required to continue the Company's operations at current levels in 1996. In order to obtain such additional capital, the Company may be required to issue securities that may dilute the interests of the stockholders of the Company. No assurance can be given that any such additional financing, if required, will be available to the Company on commercially reasonable terms or otherwise. If sales and profit margins fall below projected levels, the Company's ability to continue as a going concern may be jeopardized.



Part II.  OTHER INFORMATION

Items 1-3

Not Required


Item 4.   Submission of Matters to a Vote of Security Holders

     (a) The Annual Meeting of the Company's shareholders was held on May 11, 1995.

     (c) The meeting was held to consider the vote upon (i) a proposal to amend the Company's Restated Articles of Incorporation to increase the number of authorized shares of the Company's Common Stock from 20,000,000 to 40,000,000; (ii) a proposal to amend the Company's Common Stock issuable thereunder from 1,160,000 to 1,910,000; (iii) a proposal to issue warrants to purchase up to 3,000,000 shares of the Company's Common Stock to Walsh Greenwood & Co., a principal shareholder of the Company, in connection with a credit agreement between the Company and Walsh Greenwood & Co.; and (iv) the election of seven directors.

     The results of the proposal to amend the Company's Restated
Articles of Incorporation were as follows:

          FOR                        9,758,320
          AGAINST                    9,071,714
          ABSTAIN                        7,535
          BROKER, NON-VOTES                  2
          TOTAL                      9,840,147

     The results of the proposal to amend the Company's Stock
Option Plan were as follows:

          FOR                        9,017,714
          AGAINST                       92,295
          ABSTAIN                       16,563
          BROKER NON-VOTES             659,577
          TOTAL                      9,180,572

     The results of the proposal to issue warrants were as follows:

          FOR                        9,104,009
          AGAINST                       92,295
          ABSTAIN                        7,051
          BROKER NON-VOTES             609,794
          TOTAL                      9,230,355

     There was no solicitation in opposition to management's nominees for directors. Each director serves a one year term, or until his successor is elected and qualified. The results of the election of directors were as follows:

                                           WITHHOLD    BROKER
DIRECTOR NAME                     FOR      AUTHORITY  NON-VOTES    TOTAL
- -------------                     ---      ---------  ---------    -----

Jacob I. Feigenbaum            9,825,776     14,373       0      9,840,149
Paul R. Greenwood              9,826,270     13,879       0      9,840,149
Gregory B. Murphy              9,825,776     14,373       0      9,840,149
Leon Ruchlamer                 9,825,752     14,397       0      9,840,149
Stephen Walsh                  9,826,270     13,879       0      9,840,149
William H. Watts               9,825,752     14,397       0      9,840,149
Marvin J. Winkler              9,825,776     14,373       0      9,840,149


Item 5.

Not Required


Item 6.          Exhibits and Reports on Form 8-K

     (a)  Exhibits

          (3.1)     Articles of Amendment to the Restated
                    Articles of Incorporation dated July 28,
                    1995.

          (10.1)    Letter Agreement dated March 30, 1995
                    amending the Factoring Agreement dated as of May 23, 1991 by and between BNY Financial
                    Corp. and the Company waiving compliance with certain provisions thereof.

          (27.1)    Financial Data Schedule.

     (b)  Reports on Form 8-K:

          None




                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SIGNAL APPAREL COMPANY, INC.
                                --------------------------------
                                          (Registrant)



Date: August 11, 1995           /s/ Bruce Krebs
      ---------------           --------------------------------
                                Bruce Krebs
                                President



Date: August 11, 1995           /s/ William H. Watts
      ---------------           --------------------------------
                                William H. Watts
                                Chief Financial Officer





                       SIGNAL APPAREL COMPANY, INC.
                                 FORM 10-Q
                    FOR THE QUARTER ENDED JUNE 30, 1995
                               EXHIBIT INDEX

Exhibit No.
per Item 601
of Reg. S-K      Description of Exhibit
- ------------     ----------------------

(3.1)            Articles of Amendment to the Restated
                 Articles of Incorporation dated July 28, 1995.

(10.1) Letter Agreement dated March 30, 1995 amending the Factoring Agreement dated as of May 23, 1991 by and between BNY Financial Corp. and the Company waiving compliance with certain provisions thereof.

(27.1)           Financial Data Schedule