Form 10-Q
period 1995-09-30
SIGNAL APPAREL COMPANY INC
filed 1995-11-08
CIK 105107

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                          -----------------------
                                 FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1995     or
                               ------------------------
[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to

                       Commission file number 1-2782

                       SIGNAL APPAREL COMPANY, INC.
                 ------------------------------
          (Exact name of registrant as specified in its charter)

            Indiana                           62-0641635
-------------------------------     -----------------------------
(State or other jurisdiction of          (I.R.S. Employer
 incorporation or organization)          Identification No.)

200A Manufacturers Road, Chattanooga, Tennessee        37405
-----------------------------------------------        -----
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

                             Yes  X      No
                            -----       -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                 Outstanding at November 01, 1995
         --------               --------------------------------
       Common Stock                      10,077,826 shares




                     PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                       SIGNAL APPAREL COMPANY, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                              (In Thousands)

                                         September 30,    Dec. 31,
                                              1995          1994
                                           ---------     ---------
                                          (Unaudited)

       Assets

Current Assets:
  Cash                                     $  1,007     $     303
  Accounts receivable, net                    6,317         6,713
  Inventories                                29,081        33,350
  Prepaid expenses and other                  1,279         1,135
                                           ---------     ---------
       Total current assets                $ 37,684     $  41,501

Property, plant and equipment, net           14,155        16,810
Goodwill, net                                10,526        10,786
Other assets                                    282           351
                                           ---------     ---------
       Total assets                        $ 62,647     $  69,448
                                           =========     =========

       Liabilities and Shareholders'
            Equity (Deficit)

Current Liabilities:
  Accounts payable and accrued liabilities $ 15,909     $  20,019
  Current portion of long-term debt           1,388         1,144
  Discretionary overadvances from
     senior lender                            5,694        10,849
                                           ---------     ---------
       Total current liabilities             22,991        32,012
                                           ---------     ---------

Long-term debt (less current portion):
  Senior obligations                         26,716        30,217
  Senior subordinated note payable to
     related party                           19,914           --
  Subordinated note payable to related
     party                                    5,434         5,434
                                           ---------     ---------
       Total long-term debt                  52,064        35,651
                                           ---------     ---------
Multiemployer pension plan withdrawal
  liability                                     828         1,084
                                           ---------     ---------
Shareholders' Equity (Deficit):
  Common stock                                  102           102
  Preferred stock at liquidation preference
     plus cumulative undeclared dividends    76,202        73,202
  Additional paid-in capital                 69,817        69,721
  Accumulated deficit                      (158,240)     (141,207)
  Treasury shares (at cost)                  (1,117)       (1,117)
                                           ---------     ---------
       Total shareholders' equity (deficit) (13,236)          701
                                           ---------     ---------
          Total liabilities and
            shareholders' equity (deficit) $ 62,647     $  69,448
                                           =========     =========

See accompanying notes to consolidated condensed financial statements.



                                     SIGNAL APPAREL COMPANY, INC.
                             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (In Thousands Except Per Share Data)
                                               (Unaudited)
<CAPTION.
                                       Three Months Ended                  Nine Months Ended
                                   September 30,  September 30,      September 30,    September 30,
                                      1995             1994              1995             1994
                                    --------         --------          --------         --------

Net sales                          $  21,059      $   21,886         $  72,478        $  73,658
Cost of sales                         16,663          21,504            56,799           63,872
                                     --------        --------          --------         --------
     Gross profit                      4,396             382            15,679            9,786

Royalty expense                        2,193           1,044             5,210            2,594
Selling, general and
  administrative expenses              6,494           6,266            21,021           18,767
Interest expense                       2,227             734             5,855            1,958
Other expense, net                       234             254               627            1,106
                                     --------       ---------         ---------        ---------
     Loss before income taxes         (6,752)         (7,916)          (17,034)         (14,639)
Income taxes                              --              --                --               --
                                     --------       ---------         ---------        ---------
     Net loss                         (6,752)         (7,916)          (17,034)         (14,639)
Less preferred stock dividends            --              --                --            4,372
                                     --------       ---------         ---------        ---------
Net loss applicable to
  common stock                     $  (6,752)     $   (7,916)        $ (17,034)       $ (19,011)
                                     ========       =========         =========        =========

Net loss per common share          $   (0.67)     $     (0.88)       $   (1.69)       $    (2.12)
                                    =========       =========         =========        =========

Weighted average common and common
   equivalent shares outstanding      10,078           8,964             10,074           8,964
                                    =========       =========         =========        =========

<F1>
See accompanying notes to consolidated financial statements.

                       SIGNAL APPAREL COMPANY, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                 (Unaudited)

                                               Nine Months Ended
                                         September 30,  September 30,
                                              1995           1994
                                           ---------      ---------

Operating Activities:
  Net loss                                 $ (17,034)     $ (14,639)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization            3,708          3,684
      Loss (gain) on disposal of equipment       294           (148)
      Changes in operating assets
        and liabilities:
         (Increase) decrease in accounts
           receivable                            395         (2,191)
         (Increase) decrease in inventories    4,270           (400)
         Increase in prepaid expenses
           and other assets                      (74)          (493)
         Increase (decrease) in accounts
           payable and accrued liabilities    (4,108)         3,346
                                            ---------      ---------
             Net cash used in operating
               activities                    (12,549)       (10,841)
                                            ---------      ---------

Investing Activities:
  Purchases of property, plant and
    equipment                                   (410)        (2,096)
  Proceeds from the sale of property,
    plant and equipment                          118             13
                                            ---------      ---------
             Net cash used in
               investing activities             (292)        (2,083)

Financing Activities:
  Borrowings from senior lender               55,479         78,854
  Payments to senior lender                  (63,182)       (75,316)
  Proceeds from subordinated note
    payable to related party                  19,000          3,000
  Proceeds from other borrowings                 568             --
  Principal payments on borrowings            (1,417)          (310)
  Principal payments on multi-employer
    withdrawal liability                                       (180)
  Proceeds from sale of preferred stock        3,000          7,000
  Proceeds from exercise of stock options         97             --
  Other                                                64
                                            ---------      ---------
             Net cash provided by
               financing activities           13,545         13,112
                                            ---------      ---------

Increase (decrease) in cash                      704            188
Cash at beginning of period                      303            444
                                            ---------      ---------
Cash at end of period                      $   1,007      $     632
                                            =========      =========



See accompanying notes to consolidated condensed financial statements.



Part I Item 1. (cont'd)

                       SIGNAL APPAREL COMPANY, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                (Unaudited)

1. The accompanying consolidated condensed financial statements have been prepared on a basis consistent with that of the consolidated financial statements for the year ended December 31, 1994. The accompanying financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of the Company, necessary to present fairly the financial position of the Company as of September 30, 1995 and December 31, 1994 and its results of operations and cash flows for the nine months ended September 30, 1995 and September 30, 1994. These consolidated condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended
     December 31, 1994.

2.   The results of operations for the nine months ended
     September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

3.   Inventories consisted of the following:

                                     September 30, December 31,
                                          1995         1994
                                          ----         ----
                                         (Dollars in thousands)

          Raw materials and supplies    $ 2,402     $  2,319
          Work in process                 4,948        5,639
          Finished goods                 21,731       25,392
                                       --------     --------
                                        $29,081     $ 33,350
                                       ========     ========

4. A principal shareholder, Walsh Greenwood & Co. ("Walsh Greenwood"), made an equity investment in the Company of $3.0 million in January 1995 for which Walsh Greenwood received 30 shares of Series C Preferred Stock. As discussed below, the holders of Series A and Series C Preferred Stock agreed to a moratorium on the required dividends related to the shares effective January 1, 1995. At September 30, 1995, the Company has accrued cumulative, undeclared dividends of $6,874,700 for Series A Preferred Stock and $4,850,400 for Series C Preferred Stock.

     On March 31, 1995, the Company executed a credit agreement with Walsh Greenwood and affiliates. The related promissory note had a face amount of the lesser of $15.0 million or the unpaid draws and an effective interest rate of 25%. As of June 30, 1995, the Company had drawn down the entire $15 million. The Company negotiated an increase in the face value of the promissory note which permits the Company to borrow up to $20.0 million, effective August 10, 1995. At October 2, 1995, the Company had drawn $20.0 million under this amended credit agreement.

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

5. Pursuant to the terms of various license agreements, the Company is obligated to pay future minimum royalties of approximately $5.0 million, with $1.6 million due in 1995, $2.9 million due in 1996, and $0.5 million due in 1997

6. On November 22, 1994, the Company acquired all of the outstanding stock of American Marketing Works, Inc., (AMW). The following unaudited pro forma summary presents the consolidated results of operations for the three months and nine months ended September 30, 1994 as if the acquisition of AMW had occurred on January 1, 1994.

     Dollars in Thousands
     (except per share data)          Three Months   Nine Months
                                      ------------   -----------

          Net Sales                     $  30,363    $ 101,182

          Net Loss                         (9,944)     (24,563)

          Net Loss Per Common Share          (.99)       (2.44)

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



Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales of $21.1 million for the quarter ended September 30, 1995 represent a decrease of $.8 million (4%) from the $21.9 million in net sales for the corresponding period in 1994. This decrease is comprised of a $6.4 million reduction in sales of active sportswear partially offset by a $5.1 increase due to the inclusion of sales of American Marketing Works, Inc. (AMW) from the date of its acquisition, a $.4 million increase in sales of Signal Artwear screenprinted products and a $.1 million increase in women's fashion knitwear.

Sales of active sportswear products were $6.0 million for the quarter ended September 30, 1995 versus $12.4 million for the corresponding period of 1994. Reduction in unit volume accounted for 90% of the total reduction of active sportswear while reduction in the average selling price accounted for the remaining 10% reduction. The decrease in average selling price was due to a combination of product mix and unit selling price changes.

Signal Artwear sales were $4.8 million for the quarter ended September 30, 1995 versus $4.4 million for the corresponding period in 1994. Sales of Signal Artwear closeouts were reduced for the quarter ended September 30, 1995 to $.4 million from $1.0 million for the corresponding period of 1994. Artwear sales excluding closeouts were $4.4 million for the quarter ended September 30, 1995 versus $3.4 million for the corresponding period of 1994. Of the $1.0 million increase, 30% was volume related while 70% was due to increases in the average selling price due to a combination of product mix and unit selling price changes.

Sales of women's fashion knitwear increased 3% to $4.7 million for the quarter ended September 30, 1995 as compared to $4.6 million for the corresponding period of 1994. The increase was the result of increased average selling price due to a combination of product mix and unit selling price changes.

Net sales of $72.5 million for the nine months ended
September 30, 1995 represent a decrease of $1.2 million (2%) from the $73.7 million in net sales for the corresponding period in 1994. The decrease is comprised of a $14.0 million reduction in active sportswear, a $3.0 million reduction in women's fashion knitwear, a $1.6 million decrease in Signal Artwear screenprinted products and a $17.4 million increase due to the inclusion of AMW sales in 1995.

Sales of active sportswear products were $22.9 million for the nine months ended September 30, 1995 versus $36.9 million for the corresponding period of 1994. This represents a 38% decrease.
Of the $14.0 million decrease, 90% is directly related to volume while the remaining 10% results from reduction in average selling price per unit. The decrease in average selling price was due to a combination of product mix and unit selling price changes.

Sales of women's fashion knitwear decreased 21% to $10.9 million for the nine months ended September 30, 1995 as compared to $13.9 million for the corresponding period in 1994. The sales reduction was primarily due to competition from garments selling at lower retail prices. Decrease in unit sales volume accounted for 81% of the sales reduction with decreases in price per unit causing the remaining decrease. The decrease in average selling price was due to a combination of product mix and unit selling price changes.

Sales of Signal Artwear screenprinted products were $19.9 million for the nine months ended September 30, 1995 versus $21.5 million for the corresponding period of 1994. Signal Artwear closeout sales were $3.3 million for the nine months ended
September 30, 1995 which is $3.1 million less than the comparable period in 1994. Artwear sales excluding closeouts for the first nine months of 1995 were $1.5 million more than for the comparable period in 1994. The increase in Artwear sales excluding closeouts is a result of increased volume offset by a 1% price per unit decrease caused by product mix.

Gross profit for the quarter ended September 30, 1995 was $4.4 million (20.9% of sales) compared to $.4 million (1.7% of sales) for the corresponding period of 1994. The $4.0 million improvement is the result of reduced closeout sales
($1.6 million), improved standard margins due to sales mix ($1.4 million)and reduced write-down of inventory for obsolescence ($1.0 million).

Gross profit for the nine months ended September 30, 1995 was $15.7 million (21.6% of sales) compared to $9.8 million (13.3% of sales) for the corresponding period of 1994. The $5.9 million improvement is the result of reduced closeout sales ($2.0 million), improved standard margin due to sales mix ($1.1 million), improved manufacturing efficiencies ($1.2 million) and reduced inventory revaluation reserves ($1.6 million).

Royalty expense related to licensed product sales was 10.4% and 4.8% of total sales for the quarters ended September 30, 1995 and 1994, respectively. In 1995 $.6 million was accrued for unearned minimum royalties which accounts for 2.8% of the 10.4% royalty expense experienced in 1995. The balance of the increase in royalty expense percentage over 1994 is the result of increased sales of licensed products relative to total sales. Royalty expense related to licensed product sales was 7.2% and 3.5% of total sales for the nine months ended September 30, 1995 and 1994, respectively. Again, the recording of minimum royalties not met and the reduction of non-license sales account for the increased royalty percentage.

Selling, general and administrative expenses were 31% and 29% of sales for the quarters ended September 30, 1995 and 1994, respectively. Actual SG&A expense increased $.2 million which was the result of AMW SG&A expenses of $1.8 million being included in 1995 offset by SG&A expense reductions at other divisions.

Selling, general and administrative expenses were 29% and 26% of sales for the nine months ended September 30, 1995 and 1994, respectively. Actual SG&A expenses increased $2.3 million which was the result of AMW SG&A expenses of $6.1 million being included in 1995 offset by SG&A expense reductions at other divisions.

FINANCIAL CONDITION

Working capital at September 30, 1995 increased $5.2 million or 55% over year-end 1994. The increase in working capital was primarily due to a decrease in accounts payable and accrued liabilities ($4.1 million) and a decrease in discretionary overadvances under the Company's revolving credit agreement with its senior lender ($5.2 million), which were partially offset by lower inventories ($4.3 million).

Accounts receivable decreased $.4 million or 6% over year-end 1994. Due to the seasonality of the business, trade accounts receivable normally peak from February to May and August to October and are lower in the other months as cash is collected and as shipments decrease. A significant portion of accounts receivable due from customers is carried at the risk of the factor and is not reflected in the accompanying balance sheets.

Inventories decreased $4.3 million or 13% compared to year-end 1994. As discussed herein under "Liquidity and Capital Resources," one of several actions the Company has taken in an effort to improve its operations during 1995 has been the implementation of an inventory control program to eliminate the manufacture of excess goods. Reflecting this initiative, the decrease in inventories since year-end 1994 is due to the sale of excess and closeout inventories of approximately $4.0 million (net of reserves), coupled with a further reduction in overall inventory levels of approximately $.3 million. The Company expects inventory to continue approximately at present levels through 1996, except for seasonal fluctuations.

Total current liabilities decreased $9.0 million or 28% over year-end 1994 primarily due to decreases in accounts payable and accrued liabilities of $4.1 million and in discretionary overadvances with the senior lender of $5.2 million.

Amounts outstanding under the revolving line of credit with the Company's senior lender decreased $7.7 million from $28.9 million at year-end 1994 to $21.2 million at September 30, 1995. The total credit line available under the revolving line of credit with the Company's senior lender is $40 million, including discretionary overadvance facilities. At September 30, 1995, approximately $5.7 million was overadvanced under the Company's revolving facility with its senior lender. In addition to amounts owed to the senior lender, the Company's current outstanding debt consists of a $6.5 million senior note acquired in the AMW acquisition and a credit agreement negotiated during 1995 with Walsh Greenwood (the "Walsh Greenwood Credit Agreement"), pursuant to which the Company had borrowed the full $20 million available as of October 2, 1995. For additional information concerning the Walsh Greenwood Credit Agreement and the Company's overadvance facilities with its senior lender, see the discussion under "Liquidity and Capital Resources" herein. The Company also uses letters of credit to support foreign and some domestic sourcing of inventory and certain other obligations. Outstanding letters of credit were $2.2 million at September 30, 1995 (excluding collateral of $2.0 million pledged by FS Signal to the senior lender in the form of a standby letter of credit).

At September 30, 1995, the Company had accrued cumulative, undeclared dividends of $6,874,700 for Series A Preferred Stock and $4,850,400 for Series C Preferred Stock. As discussed in
Note 4 to the financial statements included herein, in connection with the Walsh Greenwood Credit Agreement, the holders of all outstanding shares of Series A Preferred Stock and Series C Preferred Stock agreed to forego all future dividends from January 1, 1995 until the principal and interest of all the borrowings under the Walsh Greenwood Credit Agreement are paid in full.

Interest expense for the nine months ending September 30, 1995 was $5.9 million compared to $2.0 million for the same period in 1994. Total outstanding debt averaged $54.2 million and $29.1 million for the first nine months of 1995 and 1994, respectively, with weighted average interest rates of 14% and 8.8%. Average outstanding debt increased primarily due to debt assumed in the acquisition of AMW ($6.5 million) and borrowings under the Walsh Greenwood Credit Agreement ($20.0 million).

Total shareholders' deficit increased $13.9 million compared to year-end 1994. The Company sustained losses of $17.0 million for the first nine months of 1995 which were partially offset by the $3.0 million investment in Preferred Stock by Walsh Greenwood in January 1995.

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

The Company's cash flows to date during 1995 may be summarized as follows: Cash used in operations was $12.5 million during the first nine months of 1995 compared to $10.8 million used in operating activities during the same period in 1994. The net loss of $17.0 million and decreases in accounts payable and accrued liabilities of $4.1 million were the primary uses of funds in the first nine months of 1995. These items were partially offset by depreciation and amortization ($3.7 million), and significantly reduced inventory levels ($4.3 million). Cash used in investing activities for purchases of property and equipment (after netting against proceeds realized from the sale of property and equipment no longer needed by the Company) totaled approximately $.3 million. Commitments to purchase equipment totaled approximately $.4 million at September 30, 1995. During 1995, the Company anticipates capital expenditures of approximately $.8 million for ordinary repair and replacement of property and equipment. Net cash provided by financing activities (as discussed in greater detail below) was $13.5 million in 1995.

As a result of continuing losses, the Company has been unable to fund its cash needs through cash generated by operations over the last fiscal year and during the first nine months of 1995. The Company's liquidity shortfalls from operations during these periods have been funded through several transactions with its principal stockholders and with the Company's senior lender.

In January 1994, the Company issued a subordinated promissory note of $3.0 million to a principal shareholder, FS Signal Associates I. In August, 1994, two principal shareholders, FS Signal Associates II and Walsh Greenwood, pledged collateral of $4.0 million to the Company's senior lender to support a special overadvance facility as described below.

In January 1995, one of the Company's principal shareholders, Walsh Greenwood, and certain of its related parties, purchased 30 shares of the Company's Series C Preferred Stock for an investment of $3 million. Effective March 31, 1995, the Company entered into the Walsh Greenwood Credit Agreement with Walsh Greenwood, pursuant to which the Company could borrow up to $15 million at an effective annual interest rate of 25%, with additional terms and restrictions as described in Note 4 to the financial statements. Effective August 10, 1995, the parties agreed to increase the principal amount available pursuant to the Walsh Greenwood Credit Agreement to $20 million. As of October 2, 1995, the Company had borrowed the entire $20 million available under the credit agreement.

During August 1994, the Company obtained an agreement from its senior lender to lend up to $4.0 million in excess of the borrowing base under the Company's credit facility with such lender, supported by a pledge of $4.0 million of collateral by two of its principal shareholders (the "special overadvance facility"). This special overadvance facility was in addition to an overadvance facility in an amount not to exceed $5.0 million arranged in November 1994 and a mid-month overadvance facility not to exceed $2.0 million. All such overadvance facilities are discretionary with the senior lender. The mid-month overadvance facility must be repaid in full at the first of each month, unless such repayment is waived by the senior lender, and the special overadvance facility may only be repaid after repayment of all other outstanding borrowings under the other overadvance facilities.

During the first quarter of 1995, the senior lender reduced the aggregate amount of permitted overadvances pursuant to the overadvance facilities to $9.0 million and, in the second quarter of 1995, the senior lender further reduced such amount to $8.0 million and required that all outstanding overadvances be reduced to $6.0 million during one week each month. At present, the overadvance facilities consist of the $4.0 million special overadvance facility, the $2.0 million overadvance facility and the $2.0 million mid-month overadvance facility. At quarter-end, approximately $6.0 million was outstanding under the overadvance facilities provided by the Company's senior lender. In October 1995, the senior lender agreed to waive repayment of the mid-month overadvance of $2.0 million for November 1995. Unless a further waiver is obtained, the $2.0 million mid-month overadvance will have to be repaid by the end of November, 1995.

The Company's senior lender waived all existing loan covenant violations in its agreement with the Company at December 31, 1994, and amended the covenants for 1995. As of September 30, 1995 the Company was in violation of one of these amended loan covenants. This violation was waived. The Company fell far short of its projections in October and this short fall will likely result in additional violations of its amended loan covenants in the last quarter of 1995. There is no assurance that the senior lender would again waive these violations. These violations, if not waived at year-end, could jeopardize the Company's ability to continue as a going concern. The Company may be unable to replace the financing provided by its senior lender if it were forced to do so.

Actions taken by the Company since year-end to improve its operations and liquidity have included: (i) the institution of an extensive cost reduction program that has reduced general and administrative expenses during the first nine months of 1995 and is expected to further reduce such expenses during the remainder of the year; (ii) the sale of excess and close-out inventories of approximately $4.0 million (net of reserves) since year-end;
(iii) the implementation of an inventory control program in order to eliminate the manufacture of excess goods; (iv) the extension of the maturity dates of $6.5 million in senior notes acquired in the AMW acquisition. The Company believes it can improve its operating margins as a result of certain of the actions being taken. The Company has also considered the sale of certain assets. At the present time, however, the Company has no definitive plans for any such sale. The Company did close its AMW facility in Gardena, California on October 18, 1995. The Company also announced the closing of its Rutledge, Tennessee sewing plant on September 29, 1995. This closing will take effect on November 29, 1995.

Effective August 1, 1995 the Board of Directors named Bruce Krebs President and Chief Operating Officer, and Gary LaBelle assumed the position of Vice President of Operations. These appointments were made in order to both increase sales and further streamline the operations of the Company.

The Company did not meet its sales and profit projections for the first nine months of 1995. If the Company's sales and profit margins for the remainder of 1995 do not meet projected levels, management will be required to reduce the Company's activities or seek additional capital to complete its plan for improving the Company's performance. In any event, management anticipates that additional capital will be required to continue the Company's operations at current levels in 1996. In order to obtain such additional capital, the Company may be required to issue securities that would dilute the interests of the stockholders of the Company. No assurance can be given that any such additional financing, if required, will be available to the Company on commercially reasonable terms or otherwise. If sales and profit margins continue to fall below projected levels, the Company's ability to continue as a going concern will be jeopardized.

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

                                  SIGNAL APPAREL COMPANY, INC.
                                --------------------------------
                                          (Registrant)



Date: November 8, 1995          /s/ Bruce Krebs
      ---------------           --------------------------------
                                Bruce Krebs
                                President



Date: November 8, 1995          /s/ William H. Watts
      ---------------           --------------------------------
                                William H. Watts
                                Chief Financial Officer




                       SIGNAL APPAREL COMPANY, INC.
                                 FORM 10-Q
                 FOR THE QUARTER ENDED SEPTEMBER 30, 1995
                               EXHIBIT INDEX

Exhibit No.
per Item 601                                                     Sequential
of Reg. S-K      Description of Exhibit                            Page No.
------------     ----------------------                          ----------

(27.1)           Financial Data Schedule