Form 10-K
period 1995-12-31
SIGNAL APPAREL COMPANY INC
filed 1996-03-29
CIK 105107

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                           ---------------------
                                 FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                For the Fiscal Year Ended December 31, 1995

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from _______________ to _______________

                        Commission File No. 1-2782

                       SIGNAL APPAREL COMPANY, INC.
                       ----------------------------
          (Exact name of Registrant as specified in its charter)

          Indiana                       62-0641635
          -------                       ----------
 (State of Incorporation) (I.R.S. Employer Identification Number)

200 Manufacturers Road, Chattanooga, Tennessee           37405
----------------------------------------------           -----
     (Address of principal executive offices)                    (zip code)

Registrant's telephone number, including area code (423) 266-2175

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

State the aggregate market value of the voting stock held by nonaffiliates of the registrant: $18,817,962 calculated by using the closing price on the New York Stock Exchange on March 21, 1996 of the Company's Common stock, and excluding common shares owned beneficially by directors and officers of the Company, and by certain other entities, who may be deemed to be "affiliates", certain of whom disclaim such status.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class               Outstanding as of March 26, 1996
          -----               --------------------------------
Common Stock, $.01 par value            11,528,046 shares


                    DOCUMENTS INCORPORATED BY REFERENCE

Part of        Documents from Which Portions are
Form 10-K      Incorporated by Reference
---------      ---------------------------------

Part III       Proxy Statement for Annual Meeting of Shareholders




SIGNAL APPAREL COMPANY, INC.

ANNUAL REPORT ON

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 1995

                                INDEX

Item
----
     PART I

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

12. Security Ownership of Certain Beneficial Owners and Management

13.  Certain Relationships and Related Transactions

     PART IV

14.  Exhibits, Financial Statement Schedules and
     Reports on Form 8-K


                                  PART I


Item 1.   BUSINESS

(a) Signal Apparel Company, Inc. ("Signal" or the "Company") is engaged in the manufacture and marketing of apparel within the following product lines: knit sportswear and activewear, women's knit apparel and screenprinted knit apparel.

     In November 1994, the Company purchased all the outstanding capital stock of American Marketing Works, Inc. ("AMW"), a branded licensed apparel company.

(b) The Company is engaged in the single line of business of apparel manufacturing and marketing.

     For financial information about the Company, see the information discussed in Item 8 below.

(c)  GENERAL

     Founded in 1891 as Wayne Knitting Mills, a women's hosiery company, in Fort Wayne, Indiana, the Company merged with the
     H. W. Gossard Co. of Chicago, Illinois in 1967 and became Wayne-Gossard Corporation. The Company's name was changed to Signal Apparel Company, Inc. in February 1987. As a result of a merger in July 1991, The Shirt Shed, Inc. became a wholly-owned subsidiary of the Company. During 1993, The Shirt Shed, Inc. began doing business under the name Signal Artwear. In November 1994, the Company purchased all the outstanding capital stock of American Marketing Works, Inc. ("AMW"), a branded licensed apparel company.

     The Company is a vertically integrated manufacturing company which manufactures and markets activewear in juvenile, youth and adult size ranges and upscale knit apparel for the ladies' market. The Company's products are sold to wholesalers, screen printers and retail accounts with the Signal Sport, Signal Artwear, Riddell Athletic, or a customer's label or, under applicable license agreements, with the label of designers or sports personalities (Magic Johnson and Hank Aaron). Currently, a major portion of the products manufactured by the Company consists of products generally similar in design and composition to those produced by the Company's competition. The Company's business is therefore highly subject to competitive pressures.

     In August 1995, Bruce E. Krebs was elected President and
     Chief Operating Officer of the Company. Mr. Krebs was formerly President of H. H. Cutler Company, a division of V.
     F. Corporation.

     Since August 1995, Mr. Krebs has led the Company in an aggressive cost reduction program which has included among other actions the consolidation of divisional sales, merchandising and manufacturing functions into corporate functions, merging the Rutledge, Tennessee cut and sew facility into the Tazewell, Tennessee cut and sew facility, the closing of AMW's California facilities, and the announced closing of the Signal Artwear Indiana facilities and the Company's satellite art facility in Charlotte, North Carolina.

     The screenprint/distribution functions formerly performed at the California and Indiana facilities are being consolidated into a new facility in Chattanooga, Tennessee.

     As part of its recent consolidation, the Company's divisional management structure has been replaced by a strategic business unit structure. Under this structure, the Company's strategic business units are:

     SIGNAL KNITWEAR/PRIVATE LABEL BUSINESS UNIT:

     Signal Knitwear manufactures fabric from which it produces T-shirts, fleece garments, and other sportswear. The products of the division are sold primarily to wholesalers, distributors, screenprinters, private label customers and to certain retail accounts. In addition to sales to its own customers, Signal Knitwear is a source of unprinted products for other units of the Company.

     LICENSED SPORTS BUSINESS UNIT:

     The Licensed Sports Business Unit, consisting of AMW Licensed Sports and Riddell Athletic, is engaged in selling screenprinted apparel to mid-mass and mass merchants, chain stores, sporting goods and sport specialty stores and department stores as a line of popularly priced sportswear, ranging from children's to adult sizes. This unit markets tops and bottoms from the Signal Knitwear division and other suppliers with a variety of silkscreened graphics derived under license from popular cartoons, colleges and professional sports leagues. Finished products are generally sold under licensed brands such as Hank Aaron Originals, Hank Aaron Signature Series, Magic Johnson Tees and Pure Magic.

     SIGNAL ARTWEAR BUSINESS UNIT:

     The Shirt Shed, Inc., a wholly-owned subsidiary doing business as Signal Artwear, is a screenprinting company engaged in selling to mass merchants and chain stores a line of popularly priced sportswear, ranging from children to adult sizes. Signal Artwear utilizes unprinted tops and bottoms from Signal Knitwear and other suppliers and produces its finished products through the addition of a variety of silkscreened graphics derived under license from popular cartoons, movies, and television shows, as well as original concepts produced by an internal art staff. In addition, Signal Artwear provides screenprinting services on a contract basis.

     HERITAGE SPORTSWEAR BUSINESS UNIT:

     Heritage Sportswear produces and sells two designer lines of tailored knits designed under license by Joan Vass and Cynthia Rowley which bear the "joan vass, u.s.a." and "Cynthia Rowley" labels, respectively. These designer lines are sold to fine specialty stores, department stores, and Joan Vass and Cynthia Rowley stores, respectively. The division also produces knit shirts and fashion fleece products which are marketed by other divisions of the Company.

     SALES BY PRODUCT LINE

     The following table reflects the percentage of net sales contributed by the Company's product lines to net sales during 1995, 1994, and 1993:

                                            Percentage of
            Product Line                      Net Sales
            ------------                ------------------------
                                       1995      1994      1993
                                       ----      ----      ----
            Active sportswear           32%       48%       45%
            Screenprinted apparel       51%       31%       33%
            Women's knit apparel        17%       21%       20%

     In 1995 and 1994 no one customer accounted for as much as 10% of sales. One customer, K-Mart Corporation, accounted for 21% of sales in 1993.

     DESCRIPTION OF OPERATIONS

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

     "Signal Artwear" and "Signal Sport" are the principal registered trademarks of the Company. In addition to the license to use the "Riddell" trademark and logo, the Company is licensed through May 1996 to use the registered trademark "joan vass, u.s.a." in connection with women's knit apparel. The Company is negotiating to extend the license for a minimum of five years; however, there is no assurance that the Company will be able to obtain such an extension. The Company is also licensed to use the "Cynthia Rowley" registered trademark in connection with women's knit apparel. The Company and its various subsidiaries are licensed to use various trademarks of the National Football League, the National Basketball Association, the National Hockey League and various colleges in connection with collections of activewear. In the fourth quarter of 1995, the Company entered into an arrangement with Henry Aaron, Inc. permitting the Company to manufacture and sell knit products featuring the trademarks of Major League Baseball. The Company is also licensed by several companies to print various cartoon, movie and celebrity characters and other graphics on garments. The Company is licensed by affiliates of well known athletes Magic Johnson and Hank Aaron to produce and sell products bearing labels with their respective names. The ability to use the foregoing trademarks is important to the implementation of the Company's strategy of expanding sales of products directed to the retail market. Sales under the license to use the "joan vass, u.s.a." trademark have represented a significant portion of the sales of the Company's Heritage Sportswear Division.

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

     During 1995, the Company sold its products to over 3,400 customers, including department stores, mass merchandisers, other retailers and specialty stores, wholesalers, distributors, screenprinters, and other manufacturers.
     Products are shipped directly from the Company's manufacturing facilities and warehouses.

     On December 31, 1995, Signal Knitwear, Heritage Sportswear, Signal Artwear and American Marketing Works had scheduled order backlogs of approximately $2,941,000, $2,807,000, $7,926,000, and $3,214,000, respectively. On December 31,
     1994, Signal Knitwear, Heritage Sportswear, Signal Artwear and American Marketing Works had scheduled order backlogs of approximately $7,050,000, $2,322,000, $8,250,000 and
     $4,265,000, respectively. On December 31, 1993, Signal Knitwear, Heritage Sportswear, and Signal Artwear had scheduled order backlogs of approximately $15,700,000, $3,800,000 and $10,300,000, respectively. Scheduled order backlogs consist of orders received from customers and entered into the Company's order entry system, at which point the orders are scheduled for production. The Company expects to ship substantially all of its December 31, 1995 backlog of unfilled orders by December 31, 1996; however, orders are subject to cancellation, generally without penalty, by customers prior to shipment. The Company's backlog of orders on December 31, 1995 is not necessarily indicative of actual shipments or sales for any future period, and period-to-period comparisons from 1994 to 1995 may not be meaningful.

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

     Compliance with federal, state and local provisions which have been enacted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have not had, and are not expected to have, any material effect upon the capital expenditures, operating results, or the competitive position of the Company.

     The Company had approximately 1,200 employees at March 1, 1996, compared to 1,750 employees at March 1, 1995. The reduction of 550 employees since March 1, 1995 is the result of extensive actions to reduce costs as well as reduced manufacturing volume.

(d) All of the Company's manufacturing facilities are located in the United States. Substantially all (over 95%) of the
     Company's sales are domestic.


Item 2.   PROPERTIES

The company operates owned and leased facilities, aggregating approximately 967,700 square feet of usable space. The following table sets forth certain information concerning each of these facilities:

Facility            Square    Owned/     Products/
Location             Feet     Leased     Operations
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

SIGNAL ARTWEAR:

Wabash, IN          69,000    Owned      Screen printing -
                                         printing, warehouse and
                                         offices

                     3,900    Leased     Storage

Marion, IN         223,700    Leased     Screen printing -
                                         warehouse and printing

Chattanooga, TN    100,000    Leased     Screen printing -
                                         printing, warehouse,
                                         distribution and
                                         offices

New York, NY         4,200    Leased     Showroom and offices


Charlotte, NC        3,800    Leased     Offices

IDLE FACILITIES:

Rutledge, TN        59,700    Owned

Marion, SC          29,200    Owned

Gardena, CA         49,000    Leased

The buildings at all facilities set forth in the table above and the machinery and equipment contained therein are well maintained and are suitable for the Company's needs (see later paragraph for a discussion of the idle facilities). Substantially all of the buildings are protected by sprinkler systems and automatic alarm systems, and all are insured for amounts which the Company considers adequate. The plant in Rutledge, Tennessee is subject to mortgage liens incurred in connection with industrial development financing. The plants in New Tazewell, Tennessee, LaGrange, Georgia and Wabash, Indiana are subject to mortgage liens incurred in connection with financing with the senior lender and a principal shareholder, Walsh Greenwood and affiliates.

The Company owns or leases several facilities, aggregating approximately 137,900 square feet, which were idled by the Company during 1995. Also, on February 26, 1996, the Company announced the closing of its Signal Artwear screenprinting facilities located in Wabash and Marion, Indiana. This closing will take effect on April 12, 1996. At the present time the Company intends to sell the owned facilities and is renegotiating the leases on the leased facilities.

As part of its strategic plan, the Company uses independent contractors to supplement the productive capacities of its own manufacturing facilities. The Company believes the production of its own facilities plus the contracted production will support the expected level of business in 1996.

Item 3.   Legal Proceedings

The Company is unaware of any material pending legal proceeding other than ordinary, routine litigation incidental to its business.


Item 4.   Submission of Matters To A Vote of Security Holders

No matters were submitted to a vote of security holders in the fourth quarter of 1995.

                                  PART II


Item 5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters


MARKET PRICES AND DIVIDENDS

                                 Quarter Ended
--------------------------------------------------------------------------------
                         March 31      June 30      September 30  December 31
                        1995  1994    1995  1994    1995  1994   1995   1994
--------------------------------------------------------------------------------
Common Stock:
 High                  $8.13  $7.50  $7.38 $8.00   $5.88 $8.13   $7.75 $8.00
 Low                    6.50   5.13   5.25  6.50    5.25  6.50    5.50  4.00
 Cash dividends           --     --     --    --      --    --      --    --
--------------------------------------------------------------------------------

The Company's loan agreements contain provisions which currently restrict the Company's ability to pay dividends (see Note 4 of Notes to Consolidated Financial Statements). No Common Stock dividends were declared during the five-year period ended
December 31, 1995.

Shareholders of record as of March 27, 1996:
     Common    1,040

The Company's Common Stock is listed on the New York Stock
Exchange.


Item 6.   Selected Financial Data

SUMMARY OF SELECTED FINANCIAL DATA
Dollars in Thousands (Except Per Share Data)

                             1995     1994(a)   1993      1992     1991(b)
--------------------------------------------------------------------------------
Net Sales                  $89,883   $95,818  $131,000  $172,194   $90,137
================================================================================
Net loss                   (39,959)  (53,304)  (34,878)  (20,210)  (31,771)
================================================================================
Net loss per common
 share                       (3.80)    (6.88)    (4.17)    (2.41)    (6.59)
================================================================================
Total assets                43,229    69,448    87,914   121,280   113,732
================================================================================
Long-term obligations       57,243    49,258    26,748    72,126    54,869
================================================================================

(a)  The data includes amounts applicable to American Marketing
     Works from date of acquisition, November 22, 1994.

(b)  The data includes amounts applicable to The Shirt Shed, Inc.
     from date of acquisition, July 22, 1991.


Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

1995 COMPARED WITH 1994

Net sales of $89.9 million for 1995 represent a decrease of 6.2% or $5.9 million when compared to the $95.8 million in net sales for 1994. This decrease is comprised of a $17.0 million reduction for active sportswear, a $4.3 million reduction for women's fashion knitwear and a $1.2 million reduction for Signal Artwear screenprinted products, partially offset by a $16.6 million increase due to the inclusion of sales of American Marketing Works, Inc. (AMW).

Sales of active sportswear decreased 37% to $28.9 million in 1995 as compared to $45.9 million in 1994. Of the $17.0 million reduction, $4.2 million resulted from reduced sales of Riddell products while $4.5 million is reduced sales to distributors and $2.4 million is a result of reduced sales to a large customer. Reduction in unit volume accounted for 79% of the total reduction of active sportswear sales while reduction in average selling price accounted for the remaining 21%. The decrease in average selling price was due to a combination of product mix and unit selling price changes.

Sales of women's fashion knitwear decreased 22% to $15.6 million in 1995 as compared to $19.9 million in 1994. The $4.3 million sales reduction was primarily due to competition from garments selling at lower retail prices. Unit volume accounted for a $4.4 million reduction which was partially offset by an increase in average selling price. The increase in average selling price was due to a combination of product mix and unit selling price changes.

Signal Artwear sales were $27.0 million for 1995 versus $28.2 million in 1994. The sales reduction was primarily the result of reduced sales to a large customer. Unit volume accounted for a $2.6 million reduction which was partially offset by an increase in average selling price. The increase in average selling price was due to a combination of product mix (including fewer closeouts in 1995) and unit selling price changes.

Gross profit was $14.0 million (15.6% of sales) in 1995 compared to $8.4 million (8.7% of sales) in 1994. The $5.6 million increase in gross profit in 1995 was the result of decreased closeout sales ($5.5 million) and improved manufacturing efficiencies ($1.4 million) partially offset by lower margins on first quality sales due to sales mix ($1.3 million). The 1995 gross profit includes a $2.0 million charge for inventory write-downs which compares to a $7.7 million charge for inventory write-downs in 1994.

Royalty expense related to licensed product sales was 7.1% and 3.5% of total sales for 1995 and 1994, respectively. In 1995 $1.0 million was accrued for unearned minimum royalties which accounts for one-seventh of the royalty expense experienced in 1995. The balance of the increase in royalty expense percentage over 1994 is the result of increased sales of licensed products relative to total sales.

Selling, general and administrative ("SG&A") expenses were 30% and 28% of sales for the years ended December 31, 1995 and 1994 respectively. Actual SG&A expense increased $.5 million to $27.3 million. SG&A expenses for AMW of $7.4 million were included in 1995 (where SG&A expenses for AMW of only $1.0 million were included in 1994) but this was partially offset by SG&A expense reductions at other divisions.

The primary elements making up the 1995 other expense amount of $1.3 million are $.4 million amortization of goodwill and $.1 million in factor charges for customer late payments. The primary elements making up the 1994 other expense amount of $2.0 million are $1.0 million amortization of goodwill, and $.2 million in factor charges for customer late payments.

AMW has incurred significant losses in 1994 and 1995 and the Company's projections for future operating results for AMW indicate an impairment of the goodwill. Accordingly, the Company deemed it appropriate to write off the goodwill arising from the acquisition. The write-off resulted in a charge of $10.7 million in 1995.

In August 1995, the Company named Bruce E. Krebs President and
Chief Operating Officer. This change in management was undertaken to assist the Company to effect its plans to improve sales and operating results.

Since August 1995, Mr. Krebs has led the Company in an aggressive cost reduction program which has included among other actions the consolidation of divisional sales, merchandising and manufacturing functions into corporate functions, merging the Rutledge, Tennessee cut and sew facility into the Tazewell, Tennessee cut and sew facility, the closing of AMW's California facilities, and the announced closing of the Signal Artwear Indiana facilities and the Company's satellite art facility in Charlotte, North Carolina.

The screenprint/distribution functions formerly performed at the California and Indiana facilities are being consolidated into a new facility in Chattanooga, Tennessee.

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

Signal Artwear's sales were $28.2 million in 1994 versus $42.6 million in 1993. Of the $14.4 million reduction, $14.7 million is a result of reduced sales to a large customer. On a license basis, team sports were down $6.0 million while sales of licensed products under three movie themes accounted for a $7.9 million reduction. Closeout sales were up $3.1 million while first quality sales were down by $17.5 million. Total dozens sold were down 20% in 1994 from 1993 with a 91% increase of dozens in closeout sales and a 42% reduction of dozens in first quality sales. Decreased dozens accounted for 58% of the total sales dollar reduction while product mix change accounted for the balance of the reduction. Orders for printed sportswear and licensed apparel for Signal Artwear were approximately $8.3, $10.3 and $13.0 million at year-end 1994, 1993 and 1992, respectively. Orders for printed sportswear and licensed apparel for AMW were approximately $4.3 million at December 31, 1994.

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

Gross profit was $8.4 million (8.7% of sales) in 1994 compared to $12.4 million (9.5% of sales) in 1993. The $4.1 million reduction in gross profit in 1994 compared to 1993 was the result of decreased sales volume excluding closeouts ($9.2 million), increased losses on closeouts ($1.6 million), offset by more favorable sales mix ($2.0 million), increased manufacturing efficiencies ($2.2 million), reduced favorable raw material prices and contractor purchase price variances ($.8 million) and a favorable inventory reserve adjustment ($3.3 million). The 1994 gross profit includes a $7.7 million charge for inventory write-downs which compares to a $9.6 million charge for inventory write-downs in 1993.

Royalty expense related to licensed product sales was 3.5% and 3.6% for the years ended December 31, 1994 and 1993, respectively. Royalty expense declined $1.4 million in 1994 versus 1993 due to decreased sales of licensed apparel.

Selling, general and administrative ("SG&A") expenses were 28% and 24% for the years ended December 31, 1994 and 1993, respectively. SG&A expenses decreased $4.7 million in 1994 compared to 1993. Closing of the Keds division, Joan Vass Sporting and the certain outlet stores accounted for a $3.0 million reduction. Reduction in legal and professional expense ($2.0 million) and in shipping expense ($.8 million) offset by the addition of AMW ($1.0 million) were the primary elements of the remaining reduction.

The primary elements making up the 1994 other expense amount of $2.0 million are $1.0 million amortization of goodwill and $.2 million in factor charges for customer late payments. The primary elements making up the 1993 other expense amount of $1.4 million are $1.0 million for amortization of goodwill and $.3 million in factor charges for customer late payments.

Signal Artwear has incurred losses each year since its acquisition in 1991 and the Company's projections for future operating results for Artwear indicate an impairment of the goodwill. Accordingly, the Company deemed it appropriate to write off the goodwill arising from the acquisition. The write-off resulted in a charge of $26.5 million in 1994.

FINANCIAL CONDITION

Additional working capital was required in 1995 to fund the continued losses incurred by the Company. The Company's need was met through several transactions with the Company's principal shareholders and the senior lender. In January 1995, Walsh Greenwood and affiliates purchased 30 shares of the Company's Series C Preferred Stock for an investment of $3.0 million. Effective March 31, 1995, the Company entered into a secured credit agreement with Walsh Greenwood (the "Walsh Greenwood Credit Agreement"), pursuant to which the Company could borrow up to $15.0 million. Effective August 10, 1995, the Company amended the Walsh Greenwood Credit Agreement, and the principal amount available under the credit agreement was increased to $20.0 million. At December 31, 1995, the Company had borrowed the entire $20.0 million available under the Walsh Greenwood Credit Agreement. At December 31, 1995, the Company had overadvance borrowings of approximately $8.3 million with its senior lender.

During the first quarter of 1996, the senior lender agreed to an additional $5.0 million discretionary overadvance because a principal shareholder, Walsh Greenwood, agreed to guarantee such additional discretionary overadvances with the senior lender. After this transaction, the discretionary overadvance facilities aggregated $13.0 million. (See Note 4 for a more detailed discussion of the discretionary overadvance facilities with the Company's senior lender.)

Working capital at December 31, 1995 decreased $30.4 million from the prior year. The decrease in working capital was primarily due to a significant increase in the current portion of long-term debt resulting from the classification of certain long-term debt as a current obligation ($21.6 million), a significant decrease in inventories ($11.2 million) and a decrease in accounts receivable ($2.4 million), which were partially offset by lower accounts payable and accrued liabilities ($1.1 million) and lower discretionary overadvances ($2.5 million).

Accounts receivable decreased $2.4 million or 35% compared to the prior year due primarily to reduced sales.

Inventories decreased $11.2 million or 34% compared to last year. Inventories decreased as a result of the Company's sale of excess and closeout inventory of approximately $6.0 million (net of reserves) during 1995 and the implementation of an inventory control program to more efficiently utilize working capital.

Total current liabilities increased $18.3 million or 57% over year-end 1994, primarily due to the classification of the revolving advance account ($11.3 million) and senior term notes ($3.8 million) with the senior lender (See Note 4 for a further discussion) and of certain senior notes ($6.5 million) as a current obligation. Additionally, accounts payable and accrued liabilities decreased $1.1 million and the discretionary overadvance with the senior lender decreased $2.5 million.

Cash used in operations was $11.3 million in 1995, compared to $11.2 million used in operating activities in 1994. The net loss of $40.0 million was the primary use of funds in 1995. These items were partially offset by depreciation and amortization ($3.7 million), write-off of goodwill ($10.7 million), significantly lower inventory levels ($11.2 million) and a decrease in accounts receivable ($2.4 million).

Cash used in investing activities of $.4 million was for purchases of property and equipment. Commitments to purchase equipment totaled approximately $.1 million at December 31, 1995.
During 1996, the Company anticipates capital expenditures of approximately $.5 million.

Cash provided by financing activities was $12.9 million in 1995.
The Company borrowed $20.0 million in the form of a senior secured subordinated promissory note pursuant to the Walsh
Greenwood Credit Agreement during 1995.  Also, the Company issued
30 shares of Series C Preferred Stock to Walsh Greenwood for an equity investment of $3.0 million.

The revolving advance account decreased $9.3 million from $28.9 million at year-end 1994 to $19.6 million at December 31, 1995. Committed credit lines with the Company's senior lender aggregated a maximum of $40.0 million, including overadvance facilities, at December 31, 1995. At year-end, approximately $8.3 million was overadvanced under the revolving advance account, which is classified as a current obligation in the consolidated balance sheets at December 31, 1995 (see Note 4 for a more detailed discussion of the revolving advance account under the credit facility with the senior lender and the related discretionary overadvance facilities).

Interest expense was $8.3 million in 1995 compared to $3.0 million in 1994. Total outstanding debt averaged $55.2 million and $31.9 million for 1995 and 1994, respectively, with average interest rates of 15.0% and 9.4%. Average outstanding debt increased due to the borrowings under the Walsh Greenwood Credit Agreement totalling $20.0 million with an annual interest rate of 25%. As a result of continued losses, the Company has been unable to fund its cash needs from operating activities. The Company's liquidity shortfalls were primarily funded through the $20.0 million Walsh Greenwood Credit Agreement.

The Company also uses letters of credit to support some domestic sourcing of inventory and certain other obligations. Outstanding letters of credit were $1.9 million at December 31, 1995, (excluding collateral of $2.0 million pledged to the senior lender in the form of a standby letter of credit).

Total shareholders' equity decreased $33.7 million compared to year-end 1994. The Company sustained losses of $40.0 million during 1995 (including the write-off of goodwill of $10.7 million), which were partially offset by a $3.0 million investment in Preferred Stock by a principal shareholder and by the conversion of $2.4 million of promissory notes into Common Stock.

LIQUIDITY AND CAPITAL RESOURCES

As a result of continuing losses, the Company has been unable to fund its cash needs through cash generated by operations during 1994 and 1995. The Company's liquidity shortfalls from operations during these periods have been funded through several transactions with its principal shareholders and with the Company's senior lender. These transactions are detailed above in the Financial Condition section.

The Company's senior lender waived all existing loan covenant violations as of December 31, 1995. However, as the Company is not currently in compliance with certain financial covenants of its financing agreement with the senior lender, all long-term debt due the senior lender is subject to accelerated maturity and as such, has been classified as a current liability in the consolidated balance sheets. If the senior lender were to accelerate the maturity of the debt, the Company would not have funds available to repay this debt.

Actions taken by the Company since year-end 1994 to improve its operations and liquidity have included: (i) the institution of an extensive cost reduction program that has reduced general and administrative expenses during 1995 and is expected to further reduce such expenses during 1996; (ii) the sale of excess and close-out inventories during 1995 and into 1996; (iii) the implementation of an inventory control program in order to eliminate the manufacture of excess goods and to more effectively utilize working capital; (iv) the extension of the maturity dates of $6.5 million in senior notes acquired in the AMW acquisition;
(v) obtaining $20.0 million in financing under the Walsh Greenwood Credit Agreement; and (vi) further guarantees by Walsh Greenwood to the senior lender in order to support an increase in the Company's overadvance position with the senior lender. The Company believes it can improve its operating margins as a result of certain of the actions being taken. The Company has also considered the sale of certain assets. At the present time, however, the Company has no definitive plans for any such sale. The Company closed its AMW facility in Gardena, California on October 18, 1995. The Company closed its Rutledge, Tennessee sewing plant on November 29, 1995. On February 26, 1996, the Company announced the closing of its Wabash, Indiana facility. This closing will take effect on April 12, 1996.

Effective August 1, 1995 the Board of Directors named Bruce Krebs President and Chief Operating Officer, and Gary LaBelle assumed the position of Vice President of Operations. These appointments were made in order to both increase sales and further streamline the operations of the Company.

The Company did not meet its sales and profit projections for the first three months of 1996. If the Company's sales and profit margins for the remainder of 1996 do not meet projected levels, management will be required to reduce the Company's activities or seek additional capital to complete its plan for improving the Company's performance. In any event, additional capital will be required to continue the Company's operations at current levels. In order to obtain such additional capital, the Company may be required to issue securities that would dilute the interests of the stockholders of the Company. No assurance can be given that any such additional financing will be available to the Company on commercially reasonable terms or otherwise. If sales and profit margins continue to fall below projected levels or if additional funds cannot be raised, the Company's ability to continue as a going concern will be jeopardized.

In December 1995, the Company began actively pursuing the possibility of issuing a significant amount of its Common Stock in a private placement transaction exempt from registration under the Securities Act of 1933, which could include an offshore private placement pursuant to Regulation S under such Act. Securities sold in such a transaction may not be offered or sold in the United States (or, in the case of offshore sales under Regulation S, to or for the benefit of any "U. S. person" as defined in Regulation S) absent registration or an applicable exemption under such Act. The Company believes that any such offering may require that the shares of Common Stock issued therein be offered at a price below the then current quoted market price for such shares. The Company will continue to explore financing alternatives. It is essential that the Company be able to obtain additional financing through such a transaction or otherwise, in order to successfully implement its business plan for 1996.

Item 8.   Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

     Report of Independent Public Accountants

     Consolidated Balance Sheets as of December 31, 1995 and
          December 31, 1994

     Consolidated Statements of Operations for the Years Ended
          December 31, 1995, 1994, and 1993

     Consolidated Statements of Shareholders' Equity (Deficit) for the Years Ended December 31, 1995, 1994, and 1993

     Consolidated Statements of Cash Flows for the Years Ended
          December 31, 1995, 1994, and 1993

     Notes to Consolidated Financial Statements

     Financial Statement Schedules:

          See Part IV, Item 14 (a) 2



                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Signal Apparel Company, Inc.:

We have audited the accompanying consolidated balance sheets of SIGNAL APPAREL COMPANY, INC. (an Indiana corporation) AND SUBSIDIARIES as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Signal Apparel Company, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

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



                                   /s/Arthur Andersen LLP
                                   ARTHUR ANDERSEN LLP

Chattanooga, Tennessee
March 26, 1996




CONSOLIDATED BALANCE SHEETS

Signal Apparel Company, Inc. and Subsidiaries
December 31, 1995 and 1994
(Dollars in thousands)

                                             1995        1994
                                          ---------    ---------
Assets

Current assets:
  Cash                                    $  1,495     $    303
  Receivables, less allowance for
    doubtful accounts of $1,703 in
    1995 and $1,787 in 1994                  4,358        6,713
  Inventories                               22,122       33,350
  Prepaid expenses and other                 1,346        1,135
                                          ---------    ---------
       Total current assets                 29,321       41,501
                                          ---------    ---------
Property, plant and equipment, at cost:
  Land                                         505          505
  Buildings and improvements                12,460       12,437
  Machinery and equipment                   37,103       38,684
                                          ---------    ---------
    Total property, plant and equipment     50,068       51,626
      Less accumulated depreciation         36,431       34,816
                                          ---------    ---------
        Net property, plant and equipment   13,637       16,810
                                          ---------    ---------
Goodwill, less accumulated amortization
  of $41 in 1994                                 0       10,786
Other assets                                   271          351
                                          ---------    ---------
          Total assets                    $ 43,229     $ 69,448
                                          =========    =========

Liabilities and Shareholders'
  Equity (Deficit)

Current liabilities:
  Accounts payable                        $  7,030     $  8,663
  Accrued liabilities                        9,834       10,925
  Accrued interest                           2,076          431
  Current portion of long-term debt         22,986        1,144
  Discretionary overadvances from bank       8,349       10,849
                                          ---------    ---------
    Total current liabilities               50,275       32,012
                                          ---------    ---------
Long-term debt (less current portion):
  Senior obligations                        20,841       30,217
  Subordinated debt to related parties       3,000        5,434
                                          ---------    ---------
  Total long-term debt                      23,841       35,651
                                          ---------    ---------
Other noncurrent liabilities                 2,067        1,084
                                          ---------    ---------
Commitments and Contingencies (Notes 1,
  2, 4, 5 and 8)
Shareholders' equity (deficit):
  Series A Preferred Stock, $100,000
    stated value per share, 400 shares
    authorized, 327.087 shares issued and
    outstanding in 1995 and 1994
    (liquidation preference of $100,000
    per share plus cumulative unpaid
    dividends of $6,875 in 1995 and 1994)   39,584       39,584
  Series C Preferred Stock, $100,000
    stated value per share, 1,000 shares
    authorized, 317.678 shares issued in
    1995 and 287.678 shares issued in 1994
    (liquidation preference of $100,000
    per share plus cumulative unpaid
    dividends of $4,850 in 1995 and 1994)   36,618       33,618
  Common Stock, 40,000,000 and 20,000,000
    shares authorized in 1995 and 1994,
    $.01 par value per share,
    11,528,046 shares issued in 1995 and
    10,204,296 shares issued in 1994           115          102
  Additional paid-in capital                73,012       69,721
  Accumulated deficit                     (181,166)    (141,207)
                                          ---------    ---------
          Subtotal                         (31,837)       1,818
  Less cost of common treasury
    shares (140,220 shares)                 (1,117)      (1,117)
                                          ---------    ---------
    Total shareholders' equity (deficit)   (32,954)         701
                                          ---------    ---------
          Total liabilities and
            shareholders'
            equity (deficit)              $ 43,229     $ 69,448
                                          =========    =========

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF OPERATIONS

Signal Apparel Company, Inc. and Subsidiaries
Years ended December 31, 1995, 1994, and 1993
(In thousands, except per share data)

                                 1995        1994         1993
-----------------------------------------------------------------
Net sales                   $  89,883    $  95,818    $ 131,000
Cost of sales                  75,896       87,450      118,562
-----------------------------------------------------------------
  Gross profit                 13,987        8,368       12,438
Royalty expense                (6,362)      (3,342)      (4,702)
Selling, general and
  administrative expenses     (27,279)     (26,803)     (31,549)
Interest expense               (8,255)      (3,002)      (4,855)
Other expense, net             (1,314)      (2,044)      (1,425)
Write-off of goodwill         (10,736)     (26,481)          --
Restructuring costs                --           --       (4,785)
-----------------------------------------------------------------
  Loss before income taxes    (39,959)     (53,304)     (34,878)
Income taxes                       --           --           --
-----------------------------------------------------------------
  Net loss                    (39,959)     (53,304)     (34,878)
Less Preferred Stock dividends     --       (9,224)      (2,501)
-----------------------------------------------------------------
Net loss applicable to
  Common Stock              $ (39,959)   $ (62,528)   $ (37,379)
=================================================================
Weighted average common and
  common equivalent shares
  outstanding                  10,503        9,082        8,963
=================================================================

Net loss per common share   $    (3.80)  $   (6.88)   $   (4.17)
=================================================================

See accompanying notes to consolidated financial statements.




CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

Signal Apparel Company, Inc. and Subsidiaries
Years ended December 31, 1995, 1994, and 1993
(Dollars in thousands, except share data)

                                     Preferred Stock                                Addt'l
                               --------------------------- Common  Class A  Class B Paid-In   Accum.      Treasury
                               Series A  Series B Series C Stock   Common   Common  Capital   Deficit     Stock      Total
-----------------------------  ------    ------   ------   ------- -------  ------  --------  --------    -------    --------

Balance, December 31, 1992,
  as previously reported      $     -   $     -   $    -   $   -   $   82   $   9   $68,620  $  (41,300)   $(1,117)  $ 26,294
Net loss                            -         -        -       -        -       -         -     (34,878)         -    (34,878)
Redesignation of Common Stock       -         -        -      91      (82)      9)        -           -          -          -
Exercise of employee stock
  options                           -         -        -       -        -       -        12           -           -        12
Issuance of 544.765 shares
  of Preferred Stock           32,709    21,768        -       -        -       -         -           -           -     54,477
Cumulative accrued dividends
  on Preferred Stock            1,455     1,046        -       -        -       -         -      (2,501)          -          -
----------------------------- --------  --------  -------  ------  -------  ------  --------  ---------   ---------   ---------
Balance, December 31, 1993    $34,164   $22,814   $    -   $  91   $    -   $   -   $68,632  $  (78,679)   $(1,117)   $ 45,905
Net loss                            -         -        -       -        -       -         -     (53,304)         -     (53,304)
Issuance of 70 shares of
  Series C Preferred StoCk          -         -    7,000       -        -       -         -           -          -       7,000
Exchange of 287.678 shares
  of Series B Preferred Stock
  for 287.678 shares of
  Series C Preferred Stock          -   (22,814)  22,814       -        -       -         -           -          -           -
Cumulative accrued dividends
  on Preferred Stock            5,420         -    3,804       -        -       -         -      (9,224)         -           -
Issuance of 1,100,000 shares
  of restricted Common Stock
  in connection with the
  acquisition of American
  Marketing Works, Inc.             -         -        -      11        -       -     1,089           -          -       1,100
----------------------------- -------- ---------  -------  ------  -------  ------  -------- ----------    --------   ---------
Balance, December 31, 1994    $39,584   $     -  $33,618   $ 102   $    -   $   -   $69,721  $ (141,207)   $(1,117)   $    701
Net loss                            -         -        -       -        -       -         -     (39,959)         -     (39,959)
Exercise of employee stock
  options                           -         -        -       -        -       -        97           -          -          97
Issuance of 30 shares of
  Series C Preferred Stock          -         -    3,000       -        -       -         -           -          -       3,000
Issuance of 1,310,000 shares of
  Common Stock                      -         -        -      13        -       -     2,740           -          -       2,753
Grant of 200,000 shares of
  Common Stock below market
  value                             -         -        -       -        -       -       454           -          -         454
----------------------------- --------   ------- --------  ------  -------  ------  --------  ----------   --------   ---------
Balance, December 31, 1995    $39,584     $   -  $36,618  $  115    $   -   $   -   $73,012   $(181,166)   $(1,117)   $(32,954)
============================= ========   ======= ======== =======  =======  ======  ========  ==========   ========   =========

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS

Signal Apparel Company, Inc.
  and Subsidiaries
Years ended December 31, 1995, 1994, and 1993
(Dollars in thousands)

                                      1995        1994        1993
                                   ---------    ---------  ---------
Operating Activities:
  Net loss                          $(39,959)   $(53,304)  $(34,878)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities:
      Depreciation and amortization    3,708       4,653      5,338
      Loss on disposal of property,
        plant and equipment              166         251        732
      Write-off of goodwill           10,736      26,481         --
      Grant of Common Stock options
        below market value               454          --         --
      Changes in operating assets and
        liabilities, net of effects of
        business acquired:
        Decrease in receivables        2,354       5,273      3,319
        Decrease in inventories       11,229       6,858     25,209
        (Increase) Decrease in prepaid
          expenses and other            (130)        330        345
        Increase (Decrease) in accounts
          payable and accrued
          liabilities                    118      (1,790)    (3,867)
                                    ---------   ---------  ---------
            Net cash used in operating
              activities             (11,324)    (11,248)    (3,802)
                                    ---------   ---------  ---------
Investing activities:
  Purchases of property, plant and
    equipment                           (452)     (2,168)    (1,838)
  Proceeds from the sale of property,
    plant and equipment                   81          20         25
  Acquisition of business, less cash
    acquired                              --      (1,343)        --
                                    ---------   ---------  ---------
            Net cash used in investing
              activities                (371)     (3,491)    (1,813)
                                    ---------   ---------  ---------
Financing activities:
  Net increase (decrease) in revolving
    advance account                   (9,244)      8,918    (16,354)
  Proceeds from subordinated notes    20,000       3,000      7,500
  Principal payments on borrowings      (668)     (4,102)      (718)
  Principal payments on multiemployer
    withdrawal liability                (298)       (218)      (206)
  Proceeds from issuance of stock      3,000       7,000     15,000
  Proceeds from exercise of stock options 97          --         12
                                    ---------   ---------  ---------
            Net cash provided by
              financing activities    12,887      14,598      5,234
                                    ---------   ---------  ---------
Increase (decrease) in cash            1,192        (141)      (381)
Cash at beginning of year                303         444        825
                                    ---------   ---------  ---------
Cash at end of year                 $  1,495    $    303   $    444
                                    =========   =========  =========

See accompanying notes to consolidated financial statements.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Signal Apparel Company, Inc. and Subsidiaries


1.  Summary of Significant Accounting Policies

Basis of Presentation

The Company's consolidated financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss applicable to Common Stock of $39,959,000 for the year ended December 31, 1995, and cumulative losses for the past three years of $139,866,000. The 1994 loss includes a write-down of goodwill of approximately $26,481,000 related to the acquisition of The Shirt Shed, Inc., while the 1995 loss includes a write-down of goodwill of approximately $10,736,000 related to the acquisition of AMW (see "Goodwill"). As a result of these losses, shareholders' equity has declined to a deficit of $32,954,000 at December 31, 1995.

Over 1995 and during the first quarter of 1996, the Company experienced liquidity shortfalls from operations that were resolved through (i) the sale of $3,000,000 of Series C Preferred Stock to Walsh Greenwood, a principal shareholder (see Note 5) in January 1995, (ii) the advance to the Company, pursuant to the Walsh Greenwood Credit Agreement, of $20,000,000 under a senior secured subordinated promissory note (Note 4), (iii) the waiver (as of December 31, 1995) by Walsh Greenwood Trading Company Limited Partnership (as asignee under the Walsh Greenwood Credit Agreement) of certain defaults by the Company under the Walsh Greenwood Credit Agreement, including payment (but not the accrual) of interest charges and compliance with financial covenants, which arise prior to January 1, 1997; and (iv) the provision by the senior lender of additional discretionary overadvances of $5,000,000 since December 31, 1995 (see Note 4).

As the Company is not currently in compliance with certain financial covenants of its financing agreement with the senior lender, all long-term debt due the senior lender is subject to accelerated maturity and as such, has been classified as a current liability in the consolidated balance sheets. If the senior lender were to accelerate the maturity of the debt, the Company would not have funds available to repay this debt.

The Company's continued existence is dependent upon its raising additional financing or equity funds, maintaining existing credit facilities in place and substantially improving its operating results during 1996. Actions taken by the Company during 1995 to improve its operations and liquidity include (i) the $15,000,000 senior secured subordinated promissory note closed on March 31, 1995, and later amended and increased to $20,000,000 on August 10, 1995 under the Walsh Greenwood Credit Agreement, (ii) the institution of an extensive cost reduction program that is expected to substantially reduce general and administrative expenses, (iii) the sale of excess and closeout inventories of approximately $6,000,000 and the implementation of an inventory control program in order to eliminate the manufacture of excess goods and more efficiently utilize working capital, (iv) the extension of the maturity dates of senior notes of $6,500,000 to December 31, 1996 (Note 4), (v) the closure and the consolidation of certain facilities, and (vi) the consideration by the Company of the sale of certain assets. The Company believes it can improve its operating margins as a result of certain of the actions being taken.

In order for the Company to have sufficient liquidity for it to continue as a going concern in its present form, the Company will need to raise additional funds and execute the above steps and other planned improvements. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustments that might become necessary should the Company be unable to continue as a going concern in its present form. There can be no assurances that all of the above steps, if successfully completed, can return the Company's operations to profitability.

Nature of Operations

The Company is a vertically integrated manufacturing company which manufactures and markets activewear in juvenile, youth and adult size ranges and upscale knit apparel for the ladies' market. The Company's products are sold to wholesalers, screenprinters and retail accounts, primarily in the United States.

Principles of Consolidation

The consolidated financial statements include the accounts of Signal Apparel Company, Inc. ("Signal") and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

Inventories

Inventories are stated at the lower of first-in, first-out (FIFO) cost or market for all inventories. For discontinued and closeout inventories, the Company evaluates the need for write-downs on an item by item basis. Market value for finished goods and blank (unprinted) goods is net realizable value.

Property, Plant and Equipment

Depreciation of property, plant and equipment is provided over the estimated useful lives of the assets principally using accelerated methods. Assets under capital leases are included in property, plant and equipment, and amortization of such assets is included with depreciation expense. The estimated useful lives of the assets range from 4 to 32 years for buildings and improvements and from 3 to 10 years for machinery and equipment. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation and amortization of property, plant and equipment for financial statement purposes amounted to $3,353,000 in 1995, $3,635,000 in 1994, and $4,355,000 in 1993.
At December 31, 1995, the Company had idle property, plant and equipment (as a result of plant consolidation) with a net book value of approximately $2,300,000. The Company plans to relocate certain machinery and equipment, and has written the property, plant and equipment down to its estimated net realizable value.

Net Loss Per Common Share

The net loss per common share is based on the weighted average number of common shares outstanding during each year after giving effect to dividend requirements of the preferred stock. Effects of the Company's Common Stock equivalents (see Note 5) have been excluded from the per share computations as they are anti-dilutive for all periods presented.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

With regard to credit-approved sales, the factor accepts the credit risk for nonpayment due to financial inability to pay. With regard to noncredit approved sales, the Company accepts all credit risk of nonpayment for any reason. A portion of accounts receivable due from customers (approximately 47% and 49% at December 31, 1995 and 1994, respectively) is carried at the risk of the factor. The Company performs ongoing credit evaluations of those customers carried at its own risk and generally does not require collateral for such receivables. The Company maintains an allowance for doubtful accounts at a level which management believes is sufficient to cover potential credit losses.

In 1995 and 1994, no one customer accounted for more than 10% of total sales. One customer accounted for 21% of net sales in 1993.

Goodwill

In connection with the acquisition of American Marketing Works, Inc. ("AMW"), the Company recorded goodwill for the excess of the cost over the net assets acquired. The Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related business segment's undiscounted net income over the remaining life of the goodwill in measuring whether goodwill is recoverable.

In 1995, the Company determined that the goodwill related to the acquisition of AMW had been impaired. This impairment was due to operating losses by AMW, the loss of significant licenses, shortfalls in sales projections, and the uncertainty about AMW's return to profitability. As a result, the unamortized balance of the AMW goodwill was written off. In 1994, the Company determined that goodwill related to the acquisition of The Shirt Shed, Inc. had been impaired due to continuing operating losses along with the uncertainty about Shirt Shed's return to profitability. As a result, the unamortized balance of the Shirt Shed goodwill was written off. The charges for the goodwill write-offs were $10,736,000 and $26,481,000 in 1995 and 1994, respectively, and have been separately presented in the accompanying statements of operations.

2.   Acquisition of American Marketing Works

Pursuant to a Stock Purchase Agreement dated October 6, 1994, as subsequently amended (as so amended, the "Purchase Agreement"), the Company acquired, as of November 22, 1994, all of the outstanding capital stock of AMW from Kidd, Kamm Equity Partners, L.P., a Delaware limited partnership ("KKEP"), MW Holdings, L.P., a California limited partnership ("MWH"), Marvin Winkler, Sherri Winkler and certain investment companies (collectively, the "AMW Shareholders"), in exchange for 1,400,000 shares of the Company's Common stock, $.01 par value per share (the "AMW Acquisition"). Included in the 1,400,000 shares were 150,000 unvested shares and 150,000 shares subject to being returned to the Company. These 300,000 shares became fully vested (and nonreturnable) in 1995. An Amendment to the Purchase Agreement provided for the issuance of an additional 10,000 shares of Common Stock to certain of the AMW Shareholders in further consideration of the sale of their entire equity interest in the Company.

The shares of the Company's Common stock issued in connection with the AMW Acquisition were issued as unregistered, restricted shares of stock pursuant to the rules and regulations of the Securities and Exchange Commission. As an additional inducement to the AMW Shareholders to enter into the Purchase Agreement, the Company entered into a Registration Rights Agreement dated November 22, 1994 with KKEP as "nominee" for all of the AMW Shareholders (other than Marvin Winkler and Sherri Winkler, who did not receive any shares) under a separate agreement between KKEP and such shareholders. The Registration Rights Agreement effectively grants KKEP (as "Holder," as defined therein, of a majority of the "Registrable Securities" issued in the AMW Acquisition) the right to require the Company, upon written notice given anytime within two years after November 22, 1994, to effect one registration of all "Registrable Securities" issued in the AMW Acquisition for sale under the Securities Act of 1933, as amended.

On November 30, 1994, KKEP, in its capacity as nominee for the AMW Shareholders, notified the Company of its exercise of the demand registration rights. In accordance with the terms of the Registration Rights Agreement, the Company has requested, and KKEP has agreed to, a delay in the registration of shares pursuant to such notice.

In connection with the AMW Acquisition, the Company agreed with the other parties to the Purchase Agreement that (i) a subordinated promissory note of AMW in the principal amount of $1,560,000 from MWH and (ii) a subordinated promissory note of AMW in the principal amount of $750,000 from Marvin Winkler (president of the general partner of MWH as well as former Chairman and CEO of AMW) and his wife, Sherri Winkler (collectively, the "Subordinated Notes") would be amended and restated in principal amounts equal to the outstanding principal plus accrued and unpaid interest on each of the Subordinated Notes as of November 22, 1994 (totalling $1,635,400 and $798,300, respectively) (said amended and restated notes, collectively, the
"Purchase Notes").   In 1995 the Company entered into an
agreement with Marvin and Sherri Winkler and MW Holdings whereby the Purchase Notes were converted into 1,000,000 shares of Common Stock.

The AMW acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16, and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values as of the acquisition date. The net excess of the cost over the estimated fair values of the acquired net assets as a result of the acquisition was allocated to goodwill.

The results of operations of AMW are included in the accompanying financial statements from the date of acquisition. The following summarized unaudited pro forma financial information gives effect to the acquisition as if it had occurred on January 1 of each period and has been prepared for comparative purposes only. The information does not purport to be indicative of the results of operations had the transaction been in effect on the date indicated or which may occur in the future:


                                          Year Ended
     Dollars in Thousands                December 31,
     (except per share data)          1994           1993
                                      ----           ----
                                          (unaudited)
     Net sales                      $125,603       $169,018
     Net loss applicable to
       common shareholders            71,407         38,770
     Net loss per common share         6.99           3.80

3.  Inventories

  Inventories consisted of the following at December 31, 1995 and 1994:

(Dollars in thousands)            1995            1994
-----------------------------------------------------------------
   Raw materials                $ 1,343         $   963
   Work in process                2,855           5,639
   Finished goods                16,742          25,392
   Supplies                       1,182           1,356
-----------------------------------------------------------------
                                $22,122         $33,350
=================================================================

4.  Long-Term Debt

Long-term debt consisted of the following at December 31, 1995 and 1994:

(Dollars in thousands)                       1995        1994
-----------------------------------------------------------------
Senior obligations:

  Revolving advance account under
    credit facility -- interest payable
    monthly at the alternate base rate
    (as defined) plus 1.25% (9.911% at
    December 31, 1995); secured by
    accounts receivable, inventories
    and certain machinery and equipment    $19,640     $28,924

  Senior term note -- interest payable
    monthly at the alternate base rate
    (as defined) plus 1.5% (10.161% at
    December 31, 1995); secured by real
    estate; payable in equal monthly
    installments of $17,600 over a
    period through July 1999 with a
    balloon payment due August 1999          1,209       1,422

  Senior term note -- interest payable
    monthly at the alternate base rate
    (as defined) plus 1.5% (10.161% at
    December 31, 1995); secured by
    accounts receivable, inventories,
    and machinery and equipment; payable
    in equal monthly installments of
    $49,500 over a period through
    July 1999 with a balloon payment
    due August 1999                          3,394       3,993

  Tranche A note -- interest payable
    monthly at the commercial paper rate
    (as defined) plus 4.75% (10.608% at
    December 31, 1995); secured by certain
    machinery and equipment and certain
    issued and outstanding stock; payable
    on December 31, 1996                     4,750       4,750

  Tranche B note -- interest payable
    monthly at the commercial paper rate
    (as defined) plus 7.65% (13.508% at
    December 31, 1995); secured by certain
    machinery and equipment and certain
    issued and outstanding stock; payable
    on December 31, 1996                     1,750       1,750

  Senior secured subordinated promissory
    note -- interest at 25% (15% payable
    on December 31, 1995 and quarterly
    thereafter, and 10% payable at
    maturity); secured by a second lien
    on accounts receivable, inventory,
    machinery and equipment, and certain
    real estate; payable on
    March 31, 1998                          20,000         --

  Obligations under capital leases             386         293

  Mortgage notes payable                       347         396

  Other                                        700         682
-----------------------------------------------------------------

Total                                       52,176      42,210

  Less: Current portion of senior
        obligations                         22,986       1,144
        Discretionary overadvances
           from bank                         8,349      10,849
-----------------------------------------------------------------

Senior obligations, excluding current
  portion and discretionary overadvances    20,841      30,217

Subordinated debt to related parties
  (Notes 2 and 5)                            3,000       5,434
-----------------------------------------------------------------

Total excluding current portion            $23,841     $35,651
=================================================================

On November 7, 1995, the financing arrangement with the Company's senior lender was extended through December 31, 1997. Under the current financing arrangement, the Company's total outstanding obligations (including the revolving advance account and senior term notes) at any month-end cannot exceed the lower of $40,000,000 or the borrowing base, as defined in the agreement. The borrowing base is generally equal to the sum of 85% of eligible receivables (as defined), plus the lower of the inventory cap ($16,000,000, subject to adjustment) or 50% of eligible inventory (as defined), less certain reserves, plus the discretionary overadvances and the senior term notes.

The senior lender has agreed to allow certain discretionary overadvances in excess of the borrowing base. At December 31, 1995, the discretionary overadvance facilities aggregated $8,000,000, $4,000,000 of which is secured by a collateral pledge by two principal shareholders, FS Signal Associates II and Walsh Greenwood. All such overadvance facilities with the senior lender are discretionary. The collateral pledge may only be repaid after repayment of all outstanding borrowings under the discretionary overadvance facility from the senior lender. At December 31, 1995, approximately $8,349,000 was overadvanced against the overadvance arrangements of $8,000,000. Such overadvances are classified as current in the consolidated balance sheet at December 31, 1995.

Subsequent to December 31, 1995, a principal shareholder, Walsh
Greenwood, agreed to guarantee $5,000,000 in additional overadvances from the senior lender. Therefore, in the first quarter of 1996, the Company's discretionary overadvance borrowings aggregated $13,000,000.

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

The current financing arrangement requires, among other things, the maintenance of minimum amounts of working capital, cumulative pretax operating results and net worth, and also limits the Company's ability to pay dividends and limits the amount of indebtedness the Company may incur. As of December 31, 1995, the Company was not in compliance with various covenants of the credit facility. Due to the Company's noncompliance with certain financial covenants, the long-term portion of the debt with the senior lender is classified as a current liability in the accompanying consolidated balance sheets at December 31, 1995.

In connection with the AMW Acquisition, the senior lender amended its agreement with the Company. In connection with these amendments, AMW granted security interests in all of its inventory, equipment and trademarks to the senior lender. The Company pledged all the issued and outstanding stock of both AMW and Shirt Shed to the senior lender. Walsh Greenwood and affiliates, principal shareholders of the Company, guaranteed up to $250,000 of the obligations of AMW to the senior lender and to AMW's prior fixed assets lender (in addition to the guarantees of such AMW debt by the Company and KKEP, as discussed above). FS Signal Associates II, another of the Company's principal shareholders, pledged 500,000 shares of the Company's Common Stock to the senior lender to secure the obligations of AMW to the senior lender.

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

Effective March 31, 1994, the Company signed a promissory note for $3,000,000 with a related party, FS Signal Associates I. The promissory note is due on April 30, 1997, subject to the terms of the subordination agreement with the Company's senior lender. Interest is payable at maturity at the prime rate, as defined, plus 3%. In connection with this promissory note, accrued interest payable at maturity to FS Signal Associates I was approximately $638,000 and $276,000 at December 31, 1995 and 1994, respectively.

On March 31, 1995, the Company executed the Walsh Greenwood Credit Agreement with Walsh Greenwood and affiliates. The related promissory note had a face amount of $15,000,000 or the unpaid draws (subsequently amended to $20,000,000, effective August 10, 1995). At December 31, 1995, the Company had $20,000,000 outstanding under the amended credit agreement, which matures on March 31, 1998 and may be prepaid in whole or in part at any time. Interest is at a fixed rate of 25% of the face amount. Interest at the rate of 15% is payable on December 31, 1995, and quarterly thereafter. The remaining 10% is payable on March 31, 1998. If any principal or interest payment is not paid on the due date, the overdue amount earns interest at an annual rate of 27% until such amount is paid. Funds prepaid cannot be redrawn. The promissory note is secured by a security interest immediately after the security interest of the Company's senior lender and a first lien on any acquisition. The funds received from the promissory note could only be used for working capital requirements and could not be used to repay any principal on debt with the Company's senior lender. The credit agreement prohibits, among other things, the payment of cash dividends to any class of stock, except required dividends on the Company's Preferred Stock. As additional conditions to the extension of credit under this agreement, the Company obtained an agreement from the holders of the Company's Preferred Stock (i) to waive accrual and payment of all future dividends and dividend accumulations from January 1, 1995 until the earlier of January 1, 2001, or such time as all outstanding principal and interest under the credit agreement with Walsh Greenwood and affiliates has been paid in full and (ii) to grant the Company the right, upon payment in full of all principal and interest due under the credit agreement with Walsh Greenwood and upon repayment of $6,500,000 in outstanding senior notes, to redeem all of the Company's outstanding Preferred Stock with shares of the Company's Common Stock valued for such purposes at $7.00 per share. Such right of redemption extends until June 30, 1998. In connection with this promissory note, accrued interest payable at maturity was approximately $1,429,000 at December 31, 1995, which is classified as an other noncurrent liability in the accompanying consolidated balance sheets. Accrued interest payable on December 31, 1995 was approximately $1,840,000. Such interest was not paid at year-end and is classified as accrued interest in the accompanying consolidated balance sheets. (See
Note 5 for discussion of warrants issued in conjunction with this transaction.) As of December 31, 1995, Walsh Greenwood Trading Company Limited Partnership (as asignee under the Walsh Greenwood Credit Agreement) agreed to waive certain defaults by the Company under the Walsh Greenwood Credit Agreement, including payment (but not the accrual) of interest charges and compliance with financial covenants, which arise prior to January 1, 1997.

On November 5, 1995, Marvin and Sherri Winkler and MW Holdings,
L.P., converted outstanding promissory notes totalling approximately $2,434,000 into 1,000,000 shares of the Company's
Common Stock (Note 2).

Interest expense in the Consolidated Statements of Operations includes interest to related parties of $3,852,000, $298,000, and $1,557,000 during 1995, 1994, and 1993, respectively.

The Company made cash payments for interest of $4,634,000, $2,674,000, and $4,245,000 during 1995, 1994, and 1993, respectively. The aggregate future scheduled maturities of long-term debt for the five years subsequent to December 31, 1995, excluding the discretionary overadvances from the senior lender in the amount of $8,349,000, are as follows: 1996 - $22,986,000;
1997 - $3,186,000; 1998 - $20,181,000; 1999 - $170,000; 2000 -
$304,000.

Due to the current financial condition (Note 1) and the ongoing attempts to raise additional funds, it is not practical to estimate the fair value of long-term debt.

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

On May 11, 1995, the shareholders approved amendments to the Restated Articles of Incorporation to increase the number of authorized shares of Common Stock from 20,000,000 to 40,000,000 shares.

On May 11, 1995, the shareholders approved an amendment to the Company's 1985 Stock Option Plan to increase the number of shares of Common Stock available for grant thereunder from 1,160,000 to 1,910,000 shares. The options have a term of 10 years and vest over periods from one to four years from date of grant. At December 31, 1995, stock options available for grant totalled 962,514 and the number of shares exercisable was 201,786. A summary of stock option activity is as follows:

                                       Shares     Price Range
                                       ------     -----------
  Outstanding at December 31, 1992    503,000   $ 4.63 - $19.13
     Granted                          526,500   $ 7.06 - $ 7.50
     Exercised                         (2,000)           $ 4.63
     Canceled or Expired             (529,000)  $ 8.50 - $19.13
                                    ----------
  Outstanding at December 31, 1993    498,500   $ 7.06 - $ 7.50
     Granted                          150,000   $ 4.00 - $ 5.50
     Exercised                             --
     Canceled or Expired             (165,000)  $ 7.06 - $ 7.50
                                    ----------
  Outstanding at December 31, 1994    483,500   $ 4.00 - $ 7.06
     Granted                          505,000   $ 4.00 - $ 6.19
     Exercised                        (13,750)           $ 7.06
     Canceled or Expired             (214,514)  $ 4.00 - $ 7.06
                                    ----------

  Outstanding at December 31, 1995    760,236   $ 4.00 - $ 7.06
                                    ==========

Under the restated articles of incorporation, the Company has the authority to issue 1,600,000 shares of preferred stock having no par value, issuable in series, with the designation, powers, preferences, rights, qualifications and restrictions to be established by the board of directors. At December 31, 1995, the Company had authorized 400 shares of Series A Preferred Stock, 250 shares of Series B Preferred Stock, 1,000 shares of Series C Preferred Stock, 100 shares of Series D Preferred Stock and 20,000 shares of Series E Preferred Stock.

The Series A Preferred Stock bears a 15% cumulative, undeclared dividend, compounded quarterly, and is senior to all other classes or series of the Company's equity securities in all regards, including dividends, distributions and redemptions. The Series B Preferred Stock bears a 12.5% cumulative, undeclared dividend, compounded quarterly, and is junior to the Company's Series A Preferred Stock, but senior to all other equity of the Company in all regards, including dividends, distributions and redemptions. The Series C Preferred Stock bears a 12.5% cumulative, undeclared dividend, compounded quarterly; is junior to the Company's Series A Preferred Stock and is equivalent with the Company's Series B Preferred Stock, but senior to all other equity of the Company in all regards, including dividends, distributions and redemptions. The Series D Preferred Stock is junior to the Series A, B and C Preferred Stock of the Company; bears a cumulative dividend at an annual rate equal to ten percent (10%) of the stated value of such stock, compounded quarterly; and is required to be redeemed by the Company on November 22, 1999 at a redemption price equal to the stated value per share for such stock plus accrued and unpaid dividends, subject to the rights of the holders of the Company's other outstanding series of Preferred Stock which are senior to the Series D Preferred Stock. The Series A, B, C and D Preferred Stock have a stated value of $100,000 per share and a liquidation preference of $100,000 per share, plus cumulative unpaid dividends.

The Series E Preferred Stock is junior to all other series of outstanding Preferred Stock of the Company and bears a cumulative dividend at an annual rate equal to seven percent (7%) of the stock's $1,000 stated value, to be paid quarterly. The Series E Preferred Stock is convertible into shares of Common Stock at the price per share equal to the lower of (i) the product of .60 multiplied by the average daily closing bid prices of Common Stock for the period of five (5) consecutive trading days immediately preceding the date of conversion of the shares of Series E Preferred Stock or (ii) the product of .60 multiplied by the average daily closing bid prices of Common Stock for the period of five (5) consecutive trading days immediately preceding the date of closing of the offering of the Series E Preferred Stock.

The Series A, B, C, D and E shareholders' voting rights are limited to certain consent actions as defined in the Preferred
Stock certificates. At December 31, 1995, there were no shares of the Series B, D or E Preferred Stock outstanding.

Pursuant to a license agreement between the Company and an affiliate of Time Warner, Inc., the Company canceled a warrant previously issued to purchase 171,173 shares of Common Stock at an exercise price of $12.61 per share and issued two new warrants in 1994 to the same affiliate, one to purchase 193,386 shares of Common Stock at $11.61 per share and expiring July 22, 2001, and the other to purchase 38,674 shares of Common Stock at $8.52 per share and expiring April 30, 2003. Both of these new warrants were exercisable as of the date of issuance.

In 1993, the Company, FS Signal and Walsh Greenwood entered into a restructuring agreement pursuant to which outstanding debt and unpaid fees owed to Walsh Greenwood and FS Signal were canceled and extinguished. Also, the outstanding warrants issued in connection with all such debt were canceled. In consideration of this cancellation, the Company issued shares of Preferred Stock at the rate of one share of Preferred Stock per $100,000 principal amount of debt extinguished, together with fractional shares of such stock in consideration of accrued interest which was extinguished. This resulted in the issuance of an aggregate of 176.587 shares of Series A Preferred Stock and 217.678 shares of Series B Preferred Stock. As an inducement to Walsh Greenwood and FS Signal to enter into the restructuring agreement, the Company issued warrants to acquire 675,000 shares of Common Stock at a price of $7.06 per share to Walsh Greenwood and warrants to acquire an aggregate of 2,047,500 shares of Common Stock at a price of $7.06 per share to FS Signal. The Company also agreed to make available, by private placement, up to 200 additional shares of Series A Preferred Stock at a price of $100,000 per share. As an inducement to purchase such Preferred Stock, the Company granted FS Signal a warrant to acquire up to 2,000,000 additional shares of Common Stock at $7.06 per share, which vests at the rate of 100,000 warrant shares per $1,000,000 invested in Preferred Stock. As of December 31, 1995, FS Signal had invested an additional $15,050,000 in the Company in the form of purchases of 150.5 shares of such Series A Preferred Stock, and warrants to acquire 1,500,000 shares of Common Stock had vested.

In February 1994, the Company exchanged 70 shares of the Series C
Preferred Stock for $7,000,000 of collateral pledged by Walsh
Greenwood to the senior lender at the rate of $100,000 per share.

In conjunction with financing provided to the Company in March
1994 (Note 4), the Company issued warrants to FS Signal
Associates I to purchase 300,000 shares of the Company's Common
Stock at an exercise price of $7.06 per share, such warrants expire on April 30, 1999.

In June 1994, the Company issued 130.334 shares of Series C Preferred Stock to FS Signal Associates I, 9.375 shares to FS Signal Associates II, and 77.969 shares to Walsh Greenwood in exchange for 217.678 shares of Series B Preferred Stock previously issued to these related parties.

In consideration of funding provided by the senior lender to AMW
(Note 4), the Company issued warrants, effective November 18,
1994, to the senior lender to purchase 100,000 shares of Common
Stock at $7.06 per share, expiring November 18, 1997.

In January 1995, Walsh Greenwood made an equity investment in the Company of $3,000,000 for which they received 30 shares of Series C Preferred Stock. In connection with this investment, the Company issued warrants to Walsh Greenwood to purchase 300,000 shares of the Company's Common Stock at an exercise price of $7.625 per share, such warrants expire on February 1, 2000.

In conjunction with the Walsh Greenwood Credit Agreement executed in March 1995 and later amended in August 1995 (Note 4), the Company issued warrants to Walsh Greenwood to purchase 2,000,000 shares of Common Stock at an exercise price of $2.25 per share, expiring on March 31, 1998. Such warrants vested as funds were drawn at the rate of 100,000 warrants for each $1,000,000 drawn. Additionally, Walsh Greenwood received a second warrant to purchase 2,000,000 shares with an exercise price at a 25% discount to the 20-day average trading price in December 1996. These warrants vested upon issuance and are exercisable for a period of three years commencing on January 1, 1997. The warrants will be adjusted for dilution caused by certain dilutive transactions. Additionally, the warrants have registration rights no more favorable than the equivalent provisions in the currently outstanding warrants issued to principal shareholders of the Company, except that the registration rights shall include
three demand registrations.   The issuance of these warrants in
conjunction with the Walsh Greenwood credit agreement was subject to shareholder approval, which was obtained at the Company's Annual Meeting of Shareholders on May 11, 1995.

Pursuant to the acquisition of American Marketing Works, Inc.
(AMW), the Company issued 1,410,000 shares of the Company's
Common Stock (Note 2).

On November 5, 1995, Marvin and Sherri Winkler and MW Holdings agreed to convert outstanding promissory notes totaling approximately $2,434,000 into 1,000,000 unregistered shares of the Company's Common Stock. The Company agreed to use its best efforts to include such shares in the next registration statement under the Securities Act of 1933 that the Company files, and, if such registration does not occur by November 1996, the Company agreed to pay interest at the rate of 7% per annum on the value of the unregistered shares (half of said interest to be paid in cash, half to be paid in shares of Common Stock) until such shares are registered or disposed of.

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

Warrants to purchase 9,254,560 shares had vested at December 31, 1995. A summary of warrant activity is as follows:

                                        Shares     Price Range
                                        -----------           -----------

    Outstanding at December 31, 1992    2,331,173             $12.61 - $20.875
       Issued                           5,485,000              $7.06 - $12.00
       Exercised                               --
       Canceled or Expired             (2,722,500)            $11.25 - $20.875
                                       ----------
    Outstanding at December 31, 1993    5,093,673              $7.06 - $12.61
       Issued                             632,060              $7.06 - $11.16
       Exercised                               --
       Canceled or Expired               (271,173)             $7.06 - $12.61
                                       ----------
    Outstanding at December 31, 1994    5,454,560              $7.06 - $11.16
       Issued                           4,300,000              $2.25 -  $7.625*
       Exercised                               --
       Canceled or Expired                     --
                                       ----------
    Outstanding at December 31, 1995    9,754,560              $2.25 - $11.16*
                                       ==========

    *As previously discussed, warrants to purchase 2,000,000 shares were issued with an exercise price at a 25% discount to the 20-day average trading price in December 1996.

6.  Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and income tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse.

There was no income tax provision or benefit recorded during the years ended December 31, 1995, 1994, and 1993 due to the losses sustained by the Company.

Deferred income tax assets and liabilities for 1995 and 1994 reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting and income tax reporting purposes. The Company has established a valuation allowance for the entire amount of the net deferred tax asset due to the uncertainty regarding the realizability of these assets. Temporary differences and carryforwards which give rise to deferred tax assets at December 31, 1995 and 1994 are as follows (in thousands):

                                            1995      1994
                                            ----      ----

     Deferred tax assets:
       Tax loss carryforwards             $61,767   $52,399
       Inventory reserves                   1,208     2,253
       Other reserves                       1,859     1,351
       Multi-employer withdrawal liability    492       614
       Other                                2,230     2,181
                                          --------  --------
          Total deferred tax assets        67,556    58,798
     Valuation allowance                  (66,602)  (57,605)
     Deferred tax liabilities:
        LIFO to FIFO change                  (954)   (1,193)
                                          --------  --------
     Net deferred tax asset               $     0  $      0
                                          ======== =========

The Company and its subsidiaries file a consolidated federal income tax return. At December 31, 1995, the Company had tax loss carryforwards of approximately $162,000,000 which expire in years 1999 through 2010 if not utilized earlier. At the time Shirt Shed and AMW were acquired, they had tax loss carryforwards of $17,400,000 and $11,800,000, respectively, which are included above. These tax loss carryforwards are subject to annual limitations imposed for the change in ownership (as defined in Section 382 of the Internal Revenue Code) and application of the consolidated income tax return rules.

The Company did not pay any income taxes in 1995, 1994 and 1993.

7.  Pension and Retirement Plans

The Company sponsors defined contribution plans for employees. The Company makes contributions to the plans equal to a percentage of the participants' contributions within certain limitations. The Company recognized expense related to these plans of $109,000 in 1995, $154,000 in 1994 and $261,000 in 1993.
The Company's policy is to fund amounts accrued annually.

Certain former employees of Signal participate in a defined benefit pension plan negotiated with a union (multi-employer plan) that no longer represents the Company. In 1990, Signal accrued an estimated withdrawal liability related to the multiemployer plan of $2,500,000, which was payable in quarterly installments of approximately $104,000, including interest, beginning November, 1991.

Currently, the Company is renegotiating the payment schedule with the union. Due to the uncertainty of the timing of these payments, the total multiemployer liability of $1,294,000 is classified as a current liability at December 31, 1995. The total multiemployer withdrawal liability was $1,613,000 at December 31, 1994.

8.  Commitments and Contingencies

Operating Leases

The Company occupies certain manufacturing facilities, sales and administrative offices and uses certain equipment under operating lease arrangements. Rent expense aggregated approximately
$1,729,000 in 1995, $2,205,000 in 1994, and $2,137,000 in 1993.

Approximate future minimum rental commitments for all noncancelable operating leases as of December 31, 1995 are as follows (dollars in thousands):

                 1996               $ 1,196
                 1997                   774
                 1998                   444
                 1999                    79
                                    -------
                                    $ 2,493
                                    =======

Real estate taxes, insurance, and maintenance expense are generally obligations of the Company.

Royalty and Other Commitments

Pursuant to the terms of various license agreements, the Company is obligated to pay future minimum royalties of $4,240,000 due in 1996, $310,000 due in 1997, and $250,000 due in 1998. Of the
$4,800,000 million, $3,525,000 was accrued as of December 31, 1995.

Legal Proceedings

The Company is a party to various legal proceedings incidental to its business. The ultimate disposition of these matters is not presently determinable but will not, in the opinion of management, have a material adverse effect on the Company's financial condition or results of operations.

9.   Restructuring Costs and Asset Realization

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

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure

      Not Applicable

                                 PART III

Those portions of the Company's Proxy Statement for its 1996
Annual Meeting of Shareholders described below are incorporated herein by reference.


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



Item 13.   Certain Relationships and Related Transactions

Compensation Committee Interlocks and Insider Participation



                                  PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K

(a)   1.   Financial Statements and Schedules

  The financial statements are incorporated by reference under
  Part II, Item 8 and are set forth in the Index to Financial
  Statements and Schedules found in Part II, Item 8.

(a)   2.   Financial Statement Schedules:

  Report of Independent Public Accountants

  Schedule II -- Valuation and Qualifying Accounts

  All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.



                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors
and Shareholders of Signal Apparel Company, Inc.:



We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Part II, Item 8 of this Form 10-K and have issued our report thereon dated March 26, 1996. Our audits were made for the purpose of forming an opinion on those statements taken as a whole.
Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                            /s/Arthur Anderson LLP
                            ARTHUR ANDERSEN LLP



Chattanooga, Tennessee
March 26, 1996



                       SIGNAL APPAREL COMPANY, INC.
                             AND SUBSIDIARIES

             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                          (Dollars in Thousands)
                                                       Additions
                                                   ------------------
                                      Balance at   Charged to                           Balance
                                      Beginning    Costs and                            at End
                                      of Period     Expense     Other    Deductions    of Period
                                      ---------    --------     -----     ----------   ---------

Year ended December 31, 1995
 Deducted from asset accounts:
  Allowance to reduce inventories
   to net realizable value             $ 5,933     $ 1,804     $           $ 4,558     $ 3,179
  Allowance for doubtful accounts        1,787         264                     348 (1)   1,703
                                       -------     -------     -------     -------     -------
                                       $ 7,720     $ 2,068     $           $ 4,906     $ 4,882
                                       =======     =======     =======     =======     =======

Year ended December 31, 1994
 Deducted from asset accounts:
  Allowance to reduce inventories
   to net realizable value             $ 7,886     $ 7,675     $           $ 9,628     $ 5,933
  Allowance for doubtful accounts        1,060         710         256 (2)     239 (1)   1,787
                                       -------     -------     -------     -------     -------
                                       $ 8,946     $ 8,385     $   256     $ 9,867     $ 7,720
                                       =======     =======     =======     =======     =======

Year ended December 31, 1993
 Deducted from asset accounts:
  Allowance to reduce inventories
   to net realizable value             $ 6,691     $10,082     $           $ 8,887     $ 7,886
  Allowance for doubtful accounts          313       1,191                     444 (1)   1,060
                                       -------     -------     -------     -------     -------
                                       $ 7,004     $11,273     $           $ 9,331     $ 8,946
                                       =======     =======     =======     =======     =======

<F1>
(1) Uncollectible accounts written off, net of recoveries.
<F2>
(2) Represents allowance for doubtful accounts acquired in acquisition of AMW.


(a) 3.    Exhibits:

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

               (3.1) Copy of Restated Articles of Incorporation, as amended November 15, 1995.

               (3.2) Copy of Bylaws as amended March 23, 1992.
          Incorporated by reference to Exhibit 3-2 to Form 10-K for the year ended December 31, 1991.

               (10.1) License Agreement, dated June 1, 1992, between the Company and Joan Vass, Inc. Incorporated by reference to Exhibit 10-1 to Form 10-K for the year ended December 31, 1992.

               (10.2) Factoring Agreement dated as of May 23, 1991 between the Company and BNY Financial Corporation, together with BNY Financial Corporation General Security Agreement, Inventory Security Agreement, Equipment Security Agreement, and related documents, all dated as of May 23, 1991 relating to a $60,000,000) credit facility. Incorporated by reference to Exhibit 10-10 to Form S-4 Registration Statement filed with the Commission on May 28, 1991.

               (10.3) Factoring Agreement dated as of July 25, 1991 between The Shirt Shed, Inc. and BNY Financial Corporation. Incorporated by reference to Exhibit 10-1 to Current Report on Form 8-K dated July 22, 1991.

               (10.4) General Security Agreement, Inventory
          Security Agreement, Equipment Security Agreement, and related documents, all dated as of July 25, 1991 between The Shirt Shed, Inc. and BNY Financial
          Corporation.   Incorporated by reference to Exhibit
          10-10 to Form 10-K for the year ended December 31, 1991.

               (10.5) Promissory Note of Signal Apparel Company, Inc., for $5,000,000 dated as of November 12, 1992, and payable to BNY Financial Corporation and related letter dated October 15, 1992, canceling the Promissory Note for $3,500,000 payable to BNY Financial Corporation. Incorporated by reference to Exhibit 10-8 to Form 10-K for the year ended December 31, 1992.

               (10.6) June 12, 1991 Letter Agreement to Factoring
          Agreement dated as of May 23, 1991, between the Company and BNY Financial Corporation. Incorporated by reference to Exhibit 10-12 to Form 10-K for the year ended December 31, 1991.

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

               (10.17) March 20, 1992 Letter Amendment to
          Factoring Agreements dated as of (i) May 23, 1991, between the Company and BNY Financial Corporation, and
          (ii) July 25, 1991, between The Shirt Shed, Inc. and BNY Financial Corporation. Incorporated by reference to Exhibit 10-2 to Form 10-Q for the quarter ended March 31, 1992.

               (10.18) March 28, 1992 Letter Amendment to
          Factoring Agreements dated as of (i) May 23, 1991, between the Company and BNY Financial Corporation, and
          (ii) July 25, 1991, between the Company and The Shirt Shed, Inc. Incorporated by reference to Exhibit 10-3 to Form 10-Q for the quarter ended March 31, 1992.

               (10.19) July 31, 1992 Letter concerning Factoring Agreements dated as of (i) May 23, 1991, between the Company and BNY Financial Corporation and (ii) July 25, 1991, between The Shirt Shed, Inc. and BNY Financial Corporation. Incorporated by reference to Exhibit 10-4 to Form 10-Q for the quarter ended September 30, 1992.

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

               (10.22) March 1, 1993 Letter concerning Factoring Agreements dated as of (i) May 23, 1991, between the Company and BNY Financial Corporation and (ii) July 25, 1991, between The Shirt Shed, Inc. and BNY Financial Corporation. Incorporated by reference to Exhibit 10-26 to Form 10-K for the year ended December 31, 1992.

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

               (10.26) Letter Agreement dated as of March 31, 1994 to Factoring Agreements dated as of (i) May 23, 1991, between the Company and BNY Financial Corporation, and (ii) July 25, 1991, between The Shirt Shed, Inc. and BNY Financial Corporation. Incorporated by reference to Exhibit 10-28 to Form 10-K for the year ended December 31, 1993.

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

               (10.44) Guaranty by American Marketing Works, Inc.
          of obligations of the Company to BNY Financial
          Corporation, dated November 22, 1994. Incorporated by reference to Exhibit 10-10 to current report on Form 8-
          K dated November 22, 1994.

               (10.45) Guaranty by American Marketing Works, Inc. of obligations of The Shirt Shed, Inc. to BNY Financial Corporation, dated November 22, 1994. Incorporated by reference to Exhibit 10-11 to current report on Form 8-K dated November 22, 1994.

               (10.46) Pledge Agreement, dated November 22, 1994, between the Company and BNY Financial Corporation re: capital stock of The Shirt Shed, Inc. and American Marketing Works, Inc. Incorporated by reference to
          Exhibit 10-12 to current report on Form 8-K dated
          November 22, 1994.

               (10.47) Letter Agreement dated March 30, 1995 amending the Factoring Agreement dated as of May 23, 1991 by and between BNY Financial Corp. and the Company waiving compliance with certain provisions thereof. Incorporated by reference to Exhibit 10-1 to Form 10-Q for the quarter ended June 30, 1995.

               (10.48) Letter Amendment dated November 7, 1995 amending the Factoring Agreements dated as of May 23, 1991 by and between BNY Financial Corp. and the Company, dated July 25, 1991 by and between BNY Financial Corp. and Shirt Shed and dated November 22, 1994 by and between BNY Financial Corp. and AMW waiving compliance with certain provisions thereof.

               (10.49) Letter Amendment dated March 14, 1996 amending the Factoring Agreements dated as of May 23, 1991 by and between BNY Financial Corp. and the Company, and dated July 25, 1991 by and between BNY Financial Corp. and Shirt Shed waiving compliance with certain provisions thereof.

               (10.50) Warrant Certificate covering 100,000 shares of Common Stock of the Company, issues to BNY Financial Corporation in connection with transactions related to the Company's acquisition of American Marketing Works, Inc. Incorporated by reference to
          Exhibit 10-13 to current report on Form 8-K dated
          November 22, 1994.

               (10.51) Amended and Restated Credit Agreement dated as of February 16, 1995 among American Marketing Works, Inc., certain Lenders and Greyrock Capital Group, Inc. Incorporated by reference to Exhibit 10.48 to Form 10-K for the year ended December 31, 1995.

               (10.52) Tranche A Note of American Marketing
          Works, Inc. for $4,750,000 to Greyrock Capital Group,
          Inc. dated February 16, 1993. Incorporated by reference to Exhibit 10.49 to Form 10-K for the year ended
          December 31, 1995.

               (10.53) Tranche B Note of American Marketing
          Works, Inc. for $1,750,000 to Greyrock Capital Group,
          Inc. dated February 16, 1993. Incorporated by reference to Exhibit 10.50 to Form 10-K for the year ended
          December 31, 1995.

               (10.54) Security Agreement dated February 16, 1993 between American Marketing Works, Inc. and Greyrock
          Capital Group, Inc. Incorporated by reference to
          Exhibit 10.51 to Form 10-K for the year ended December
          31, 1995.

               (10.55) Guaranty and Security Agreement dated as of November 22, 1994 between the Company and Greyrock Capital Group, Inc. guaranteeing the obligations of American Marketing Works, Inc. to Greyrock Capital Group, Inc. Incorporated by reference to Exhibit 10.52 to Form 10-K for the year ended December 31, 1995.

               (10.56) Guaranty and Security Agreement dated as of November 22, 1994 between The Shirt Shed and Greyrock Capital Group, Inc. guaranteeing the obligations of American Marketing Works, Inc. to Greyrock Capital Group, Inc. Incorporated by reference to Exhibit 10.53 to Form 10-K for the year ended December 31, 1995.

               (10.57) Agreement dated as of March 31, 1995 among AMW, The Shirt Shed, the Company, certain lenders and Greyrock Capital Group, Inc. amending the Amended and Restated Credit Agreement dated as of February 16, 1993 between AMW, certain lenders and Greyrock. Incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarter ended March 31, 1995.

               (10.58) License Agreement between the Company, The Shirt Shed, Inc. and LCA Entertainment (as agent for DC Comics, Inc.) dated as of February 1, 1991, regarding exclusive rights to use certain elements from "BATMAN II" sequel motion picture, "BATMAN' comic books and planned "BATMAN" television series in connection with certain categories of apparel products. Incorporated by reference to Exhibit 10-4 to Form 10-K for the year ended December 31, 1991.

               (10.59) Warrant Purchase Agreement, dated as of
          March 1, 1991, between the Company, The Shirt Shed,
          Inc. and Licensing Corporation of America.
          Incorporated by reference to Exhibit 10-25 to Form 10-K for the year ended December 31, 1991.

               (10.60) Warrant No. 002 issued to Licensing
          Corporation of America, covering 193,386 shares of the Company's Common Stock, dated as of July 27, 1991 and expiring July 22, 2001. Incorporated by reference to
          Exhibit 10-1 to the Form 10-Q for the quarter ended
          September 30, 1994.

               (10.61) Warrant No. 003 issued to Licensing
          Corporation of America, covering 38,674 shares of the Company's Common Stock, dated as of April 30, 1993 and expiring April 30, 2003. Incorporated by reference to
          Exhibit 10-2 to the Form 10-Q for the quarter ended
          September 30, 1994.

               (10.62) Restructuring Agreement, dated as of August 13, 1993 by and among the Company, FS Signal Associates, and Walsh Greenwood & Co. Incorporated by reference to Exhibit 10-3 to Form 10-Q for the quarter ended September 30, 1993.

               (10.63) Waiver Letter, dated as of June 12, 1992, pertaining to Credit Agreement dated as of October 23, 1991, as amended, between the Company and FS Signal Associates. Incorporated by reference to Exhibit 10-1 to Form 10-Q for the quarter ended September 30, 1992.

               (10.64) Waiver Letter, dated as of June 12, 1992, pertaining to Credit Agreement dated as of October 23, 1991, as amended, between the Company and WG Partners, L.P. Incorporated by reference to Exhibit 10-2 to Form 10-Q for the quarter ended September 30, 1992.

               (10.65) Subordination Agreement, dated as of June 12, 1992, between the Company, FS Signal Associates and BNY Financial Corporation. Incorporated by reference to Exhibit 10-3 to Form 10-Q for the quarter ended September 30, 1992.

               (10.66) Subordination Agreement, dated March 30, 1994, between the Company, FS Signal Associates and BNY Financial Corporation. Incorporated by reference to
          Exhibit 10-47 to Form 10-K for the year ended December
          31, 1993.

               (10.67) Promissory Note dated March 31, 1994 between the Company and FS Signal Associates I.
          Incorporated by reference to Exhibit 10-2 to Form 10-Q for the quarter ended March 31, 1994.

               (10.68) Warrant Certificate covering 2,047,500 shares of Common Stock of the Company, issued to FS Signal Associates in connection with the Restructuring Agreement dated as of August 13, 1993. Incorporated by reference to Exhibit 10-4 to Form 10-Q for the quarter ended September 30, 1993.

               (10.69) Warrant Certificate covering 2,000,000 shares of Common Stock of the Company, issued to FS Signal Associates in connection with the Restructuring Agreement dated as of August 13, 1993. Incorporated by reference to Exhibit 10-5 to Form 10-Q for the quarter ended September 30, 1993.

               (10.70) Warrant Certificate dated April 1, 1994 to purchase 300,000 shares of Common Stock of the Company, issued to FS Signal Associates I in connection with the promissory note dated March 31, 1994. Incorporated by reference to Exhibit 10-4 to Form 10-Q for the quarter ended March 31, 1994.

               (10.71) Warrant Certificate covering 675,000 shares of Common Stock of the Company, issued to Walsh Greenwood in connection with the Restructuring Agreement dated as of August 13, 1993. Incorporated by reference to Exhibit 10-6 to Form 10-Q for the quarter ended September 30, 1993.

               (10.72) License Agreement between the Company and
          RHC Licensing Corporation dated June 2, 1992.
          Incorporated by reference to Exhibit 10-52 to Form 10-K for the year ended December 31, 1992.

               (10.73) Warrant Certificate covering 200,000 shares of Common Stock of the Company issued to Grissanti, Galef & Goldress, Inc. in connection with their engagement. Incorporated by reference to Exhibit 10-1 to Form 10-Q for the quarter ended September 30, 1993.

               (10.74) Amendment to Warrant Certificate dated October 18, 1994 reducing the shares issuable from 200,000 to 100,000 to Grisanti, Galef & Goldress, Inc. Incorporated by reference to Exhibit 10-3 to Form 10-Q for the quarter ended September 30, 1994.

               (10.75) Agreement dated June 21, 1994 by and among the Company, FS Signal Associates I, and Walsh Greenwood & Co. exchanging all outstanding shares of the Company's Series B Preferred Stock on a one-per-one basis for shares of the Company's Series C Preferred Stock. Incorporated by reference to Exhibit 10-1 to form 10-Q for the quarter ended June 30, 1994.

               (10.76) Put/Call Agreement dated November 22, 1994, among the Company, MW Holdings, L.P., Marvin Winkler and Sherri Winkler. Incorporated by reference to Exhibit 10-1 to current report on Form 8-K dated November 22, 1994.

               (10.77) Registration Rights Agreement dated
          November 22, 1994, between the Company and Kidd, Kamm Equity Partners, Inc. Incorporated by reference to
          Exhibit 10-2 to current report on Form 8-K dated
          November 22, 1994.

               (10.78) Employment Agreement with Marvin Winkler dated as of April 1, 1995. Incorporated by reference to
          Exhibit 10.1 to Form 10-Q for the quarter ended March
          31, 1995.

               (10.79) Agreement dated May 10, 1995 by and between the Company and Sherri Winkler and MW Holdings,
          Inc.  Incorporated by reference to Exhibit 10.4 to Form
          10-Q for the quarter ended March 31, 1995 .

               (10.80) Employment Agreement with Leon Ruchlamer dated as of March 27, 1995. Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended
          March 31, 1995.

               (10.81) Employment Agreement with William Watts dated as of March 15, 1995. Incorporated by reference to Exhibit 10.81 to Form 10-Q for the quarter ended
          March 31, 1995.

               (10.82) Agreement dated April 24, 1995 between the
          Company and MC Properties I. L.P. Incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended March 31, 1995.

               (10.83) Settlement Agreement dated as of March 1,
          1995 with Glenn Grandin.  Incorporated by reference to
          Exhibit 10.9 to Form 10-Q for the quarter ended March
          31, 1995.

               (10.84) Settlement Agreement dated as of April 13,
          1995 with Daniel Cox.  Incorporated by reference to
          Exhibit 10.10 to Form 10-Q for the quarter ended March
          31, 1995.

               (10.85) Credit Agreement dated as of March 31,
          1995 between the Company and Walsh Greenwood & Co.
          Incorporated by reference to Exhibit 4.1 to current report on Form 8-K filed on May 10, 1995.

               (10.86) Promissory Note in face amount of $15,000,000 dated March 31, 1995 issued to Walsh
          Greenwood by the Company.  Incorporated by reference to
          Exhibit 4.2 to current report on Form 8-K filed on May
          10, 1995.

               (10.87) Fixed Rate Warrant Certificate for
          1,500,000 Warrants dated March 31, 1995 issued to Walsh
          Greenwood by the Company.  Incorporated by reference to
          Exhibit 4.3 to current report on Form 8-K filed on May
          10, 1995.

               (10.88) Discount Rate Warrant Certificate for 1,500,000 Warrants dated March 31, 1995 issued to Walsh Greenwood by the Company. Incorporated by reference to
          Exhibit 10.1 to current report on Form 8-K filed on May
          10, 1995.

               (10.89) Agreement among Signal Apparel Company,
          Inc. and certain shareholders of Signal Apparel
          Company, Inc.  Incorporated by reference to Exhibit 10.
          1 to current report on Form 8-K filed on May 10, 1995.

               (10.90) Tennessee Deed of Trust and Security
          Agreement dated March 31, 1995 between the Company and Walsh Greenwood. Incorporated by reference to Exhibit
          10.2 to current report on Form 8-K filed on May 10, 1995.

               (10.91) Deed to Secure Debt and Security Agreement dated March 31, 1995 between the Company and Walsh Greenwood. Incorporated by reference to Exhibit 10.3 to current report on Form 8-K filed on May 10, 1995.

               (10.92) Real Estate Mortgage, Security Agreement, Assignment of Lease and Rents and Fixture filing dated March 31, 1995 between The Shirt Shed and Walsh Greenwood. Incorporated by reference to Exhibit 10.4 to current report on Form 8-K filed on May 10, 1995.

               (10.93) Severance Agreement dated November 5, 1995 with Marvin Winkler.

               (10.94) Employment Agreement with Bruce Krebs dated November 27, 1995.

               (10.95) Employment Agreement with Gary LaBelle dated November 30, 1995.

               (10.96) First Amendment dated August 10, 1995, to
          Credit Agreement dated March 31, 1995, between the
          Company and Walsh Greenwood.

               (10.97) Replacement Promissory Note in the face amount of $20,000,000 dated August 10, 1995, between the Company and Walsh Greenwood.

               (10.98) Fixed Rate Warrant Certificate for 500,000
          Warrants dated August 10, 1995, issued to Walsh
          Greenwood by the Company.

               (10.99) Discount Rate Warrant Certificate for
          500,000 Warrants dated August 10, 1995, issued to Walsh
          Greenwood by the Company.

               (10.100) First Amendment dated August 10, 1995, to
          Tennessee Deed of Trust and Security Agreement dated
          March 31, 1995, between the Company and Walsh
          Greenwood.

               (10.101) First Amendment dated August 10, 1995, to
          Secured Debt and Security Agreement dated March 31,
          1995, between the Company and Walsh Greenwood.

               (10.102) First Amendment dated August 10, 1995, to Real Estate Mortgage, Security Agreement, Assignment of Lease and Rents and Fixture Filing dated March 31, 1995, between The Shirt Shed and Walsh Greenwood.

               (10.103) Letter Agreement dated March 27, 1996 waiving certain defaults under the Walsh Greenwood
          Credit Agreement.

               (21)  List of Subsidiaries

               (23)  Consent of Arthur Andersen LLP, Independent
                     Public Accountants

               (27)  Financial Data Schedule


(b)  Reports on Form 8-K

               None

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SIGNAL APPAREL COMPANY, INC.


                                   By /s/Bruce Krebs
                                   ------------------------------
                                   Bruce Krebs
                                   President and
                                   Chief Operating Officer

Date:  March 29, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below or on counterparts thereof by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name                   Capacity                   Date
----                   --------                   ----


/s/Bruce Krebs         President and Chief        March 29, 1996
---------------------  Operating Officer          --------------
Bruce Krebs

/s/William H. Watts    Executive Vice President   March 29, 1996
---------------------  and Chief Financial        --------------
William H. Watts       Officer

/s/James V. Elkins     Controller                 March 29, 1996
---------------------                             --------------
James V. Elkins

/s/Jacob I. Feigenbaum Director                   March 29, 1996
---------------------                             --------------
Jacob I. Feigenbaum

/s/Paul R. Greenwood   Director                   March 29, 1996
---------------------                             --------------
Paul R. Greenwood

/s/Gregory Murphy      Director                   March 29, 1996
---------------------                             --------------
Gregory Murphy

/s/Leon Ruchlamer      Director                   March 29, 1996
---------------------                             --------------
Leon Ruchlamer

/s/Stephen Walsh       Director                   March 29, 1996
---------------------                             --------------
Stephen Walsh

                       EXHIBIT INDEX

Exhibit No.
per Item 601
of Reg. S-K    Description of Exhibit


(3.1)          Copy of Restated Articles of
               Incorporation as amended November
               15, 1995

(10.48)        Letter Amendment dated November 7,
               1995 amending the Factoring
               Agreements dated as of May 23, 1991
               by and between BNY Financial Corp.
               and the Company, dated July 25,
               1991 by and between BNY Financial
               Corp. and Shirt Shed and dated
               November 22, 1994 by and between
               BNY Financial Corp. and AMW waiving
               compliance with certain provisions
               thereof

(10.49)        Letter Amendment dated March 14,
               1996 amending the Factoring
               Agreements dated as of May 23, 1991
               by and between BNY Financial Corp.
               and the Company, and dated July 25,
               1991 by and between BNY Financial
               Corp. and Shirt Shed waiving
               compliance with certain provisions
               thereof

(10.93)        Severance Agreement dated November
               5, 1995 with Marvin Winkler

(10.94)        Employment Agreement with Bruce
               Krebs dated November 27, 1995

(10.95)        Employment Agreement with Gary
               LaBelle dated November 30, 1995

(10.96)        First Amendment dated August 10,
               1995, to Credit Agreement dated
               March 31, 1995, between the Company
               and Walsh Greenwood

(10.97)        Replacement Promissory Note in the
               face amount of $20,000,000 dated
               August 10, 1995, between the
               Company and Walsh Greenwood

(10.98)        Fixed Rate Warrant Certificate for
               500,000 Warrants dated August 10,
               1995, issued to Walsh Greenwood by
               the Company

(10.99)        Discount Rate Warrant Certificate
               for 500,000 Warrants dated August
               10, 1995, issued to Walsh Greenwood
               by the Company

(10.100)       First Amendment dated August 10,
               1995, to Tennessee Deed of Trust
               and Security Agreement dated March
               31, 1995, between the Company and
               Walsh Greenwood

(10.101)       First Amendment dated August 10,
               1995, to Deed to Secure Debt and
               Security Agreement dated March 31,
               1995, between the Company and Walsh
               Greenwood

(10.102)       First Amendment dated August 10,
               1995, to Real Estate Mortgage,
               Security Agreement, Assignment of
               Lease and Rents and Fixture Filing
               dated March 31, 1995, between Shirt
               Shed and Walsh Greenwood

(10.103)       Letter Agreement dated March 27,
               1996 waiving certain defaults under
               the Walsh Greenwood Credit
               Agreement

(21)           List of Subsidiaries

(23)           Consent of Arthur Andersen LLP,
               Independent Public Accountants

(27)           Financial Data Schedule