Form 10-Q
period 1996-03-31
SIGNAL APPAREL COMPANY INC
filed 1996-05-07
CIK 105107

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                          -----------------------
                                 FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1996   or
                               --------------------
[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant's telephone number, including area code (423) 756-8146
                                                  ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X      No
                           -----       -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                    Outstanding at April 24, 1996
         --------                   -----------------------------

       Common Stock                      11,578,046 shares


                      PART I  -  FINANCIAL INFORMATION

Item 1. Financial Statements

                        SIGNAL APPAREL COMPANY, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                               (In Thousands)

                                                March 31,    Dec. 31
                                                  1996         1995
                                              ---------    ----------

   Assets
Current Assets:
   Cash                                         $   740      $  1,495
   Accounts receivable, net                       5,257         4,358
   Inventories                                   17,514        22,122
   Prepaid expenses and other                     1,306         1,346
                                              ---------     ---------
                                                 24,817        29,321
Property, plant and equipment, net               12,905        13,637
Other assets                                        111           271
                                              ---------     ---------
      Total assets                              $37,833      $ 43,229
                                              =========     =========

          Liabilities and Shareholders' Equity (Deficit)

Current Liabilities:
   Accounts payable and accrued liabilities     $15,879      $ 16,864
   Accrued interest                               2,944         2,076
   Current portion of long-term debt             20,921        22,986
   Discretionary overadvances from
     senior lender                               11,508         8,349
                                              ---------     ---------
      Total current liabilities                  51,252        50,275
                                              ---------     ---------
Long-term debt (less current portion):
   Senior obligations                            20,864        20,841
   Senior subordinated note payable to
     related party                                3,000         3,000
                                              ---------     ---------
      Total long-term debt                       23,864        23,841
                                              ---------     ---------
   Other non-current liabilities                  2,650         2,067
                                              ---------     ---------
Shareholders' Equity (Deficit):
   Common stock                                     115           115
   Preferred stock at liquidation preference
     plus cumulative undeclared dividends        76,202        76,202

   Additional paid-in capital                    73,086        73,012
   Accumulated deficit                         (188,219)     (181,166)
   Treasury shares (at cost)                     (1,117)       (1,117)
                                              ---------     ---------
          Total shareholders'
            equity (deficit)                    (39,933)     (32,954)
                                              ---------     ---------
          Total liabilities and
            shareholders' equity (deficit)      $37,833      $ 43,229
                                              =========     =========

See accompanying notes to consolidated condensed financial statements.


                      SIGNAL APPAREL COMPANY, INC.
             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  (In Thousands Except Per Share Data)
                               (Unaudited)

                                           Three Months Ended
                                         March 31,     March 31,
                                           1996          1995
                                         ---------     ---------
Net sales                               $  19,505      $ 26,217
Cost of sales                              17,750        20,472
                                         ---------     ---------
     Gross profit                           1,755         5,745
Royalty expense                             1,137         1,347
Selling, general and administrative
  expenses                                  5,107         7,858
Interest expense                            2,364         1,603
Other expenses, net                           200           255
                                         ---------     ---------
     Loss before income taxes              (7,053)       (5,318)
Income taxes                                   --            --
                                         ---------     ---------
     Net loss                              (7,053)       (5,318)
Less preferred stock dividends                 --            --
                                         ---------     ---------
Net loss applicable to common stock     $  (7,053)     $ (5,318)
                                         =========     =========

Net loss per common share               $   (0.61)     $  (0.53)
                                         =========     =========
Weighted average common shares
  outstanding                              11,528        10,068
                                         =========     =========

See accompanying notes to consolidated condensed financial statements.



                        SIGNAL APPAREL COMPANY, INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (In Thousands)
                                (Unaudited)


                                                 Three Months Ended
                                              March 31,     March 31,
                                                1996          1995
                                              ---------     ---------
Operating Activities:
    Net loss                                 $  (7,053)     $ (5,318)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
        Depreciation and amortization              760         1,112
        Loss on disposal of equipment               26            38
        Grant of Common Stock options below
          market value                              74            --
        Changes in operating assets
          and liabilities:
           Increase in accounts receivable        (899)       (1,209)
           Decrease in inventories               4,608         4,106
           Increase (decrease) in prepaid
             expenses and other assets             200          (389)
           Increase (decrease) in accounts
             payable and accrued liabilities       314        (2,549)
                                              ---------     ---------
               Net cash used in operating
                 activities                     (1,970)       (4,209)
                                              ---------     ---------

Investing Activities:
    Purchases of property, plant and
      equipment                                    (51)          (44)
    Proceeds from the sale of property,
      plant and equipment                           80             6
                                              ---------     ---------
               Net cash provided by (used
                 in) investing activities           29           (38)
                                              ---------     ---------
Financing Activities:
    Borrowings from senior lender               13,718        16,613
    Payments to senior lender                  (12,161)      (21,548)
    Proceeds from subordinated note payable
      to related party                              --         7,000
    Proceeds from other borrowings                  --           333
    Principal payments on borrowings              (371)         (490)
    Proceeds from sale of preferred stock           --         3,000
    Proceeds from exercise of stock options         --            97
                                             ---------      ---------
               Net cash provided by
                 financing activities            1,186         5,005
                                              ---------     ---------
Increase (decrease) in cash                       (755)          758
Cash at beginning of period                      1,495           303
                                               --------     ---------
Cash at end of period                        $     740      $  1,061
                                              =========     =========


See accompanying notes to consolidated condensed financial statements.


Part I Item 1. (cont'd)

                       SIGNAL APPAREL COMPANY, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                (Unaudited)

1. The accompanying consolidated condensed financial statements have been prepared on a basis consistent with that of the consolidated financial statements for the year ended December 31, 1995. The accompanying financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of the Company, necessary to present fairly the financial position of the Company as of March 31, 1996 and December 31, 1995 and its results of operations and cash flows for the three months ended March 31, 1996 and March 31, 1995. These consolidated condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

2.   The results of operations for the three months ended
     March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

3.   Inventories consisted of the following:

                                        March 31,   December 31,
                                         1996          1995
                                         ----          ----
                                         (Dollars in thousands)

          Raw materials and supplies    $ 2,022      $  2,525
          Work in process                 3,004         2,855
          Finished goods                 12,488        16,742
                                       --------      --------
                                        $17,514      $ 22,122
                                       ========      ========

4. Pursuant to the terms of various license agreements, the Company is obligated to pay future minimum royalties of approximately $4.6 million. The Company has outstanding letters of credit totaling approximately $.2 million relative to its obligations pursuant to these license agreements.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Net sales of $19.5 million for the quarter ended March 31, 1996 represent a decrease of $6.7 million or 26% from the $26.2 million in net sales for the corresponding period of 1995. This decrease is comprised of a $5.4 million reduction in screenprinted products and a $2.1 million reduction in undecorated activewear offset by a $.8 million increase in women's fashion knitwear.

Sales of screenprinted products were $11.2 million for the quarter ended March 31, 1996 versus $16.6 million for the corresponding period of 1995. Reduced unit volume accounted for a $6.2 million decrease in sales which was partially offset by an increased average selling price ($.8 million). The increase in average selling price was due to a combination of product mix and unit selling price changes.

Sales of undecorated activewear products were $4.1 million for the quarter ended March 31, 1996 versus $6.2 million for the corresponding period of 1995. Reduced unit volume accounted for a $1.1 million reduction in sales while a decrease in average selling price accounted for a $1.0 million sales reduction. Sales to consignment distributors were down $2.1 million.

Sales of women's fashion knitwear increased 24% to $4.3 million for the quarter ended March 31, 1996 as compared to $3.4 million for the corresponding period of 1995.

Gross profit was $1.8 million (9% of sales) for the quarter ended March 31, 1995 compared to $5.7 million (21.9% of sales) for the corresponding period in 1995. The primary components of the $3.9 million reduction in margin are lower sales volume ($1.7 million), lower standard margins on the sales ($1.4 million) and decreased manufacturing efficiencies ($.8 million).

Royalty expense related to licensed product sales was 6% of sales for the quarter ended March 31, 1996 compared to 5% for the corresponding period of 1995. This increase was primarily caused by an increase in the percentage of licensed versus non-licensed sales. Selling, general and administrative (SG&A) expenses were 26% and 30% of sales for the quarters ended March 31, 1996 and 1995, respectively. Actual SG&A expense decreased $2.8 million as a result of ongoing efforts to minimize overhead costs.



FINANCIAL CONDITION

Working capital at March 31, 1996 decreased $5.5 million or 26% over year-end 1995. The decrease in working capital was primarily due to a decrease in inventories ($4.6 million), an increase in the discretionary overadvance from the senior lender ($3.2 million), an increase in accrued interest ($.9 million) and a decrease in cash ($.8 million), which were partially offset by a reduction in the current portion of long-term debt ($2.1 million), a reduction in accounts payable and accrued liabilities ($1.0 million) and an increase in accounts receivable ($.9 million).

Accounts receivable increased $.9 million or 21% over year-end
1995. A significant portion of accounts receivable due from customers is carried at the risk of the factor and is not reflected in the accompanying balance sheets.

Inventories decreased $4.6 million or 21% compared to year-end
1995. Inventories decreased as a result of the sale of excess and closeout inventory.

Total current liabilities increased $1.0 million or 2% over year-end 1995 primarily due to an increase in the discretionary overadvances with the senior lender of $3.2 million and an increase in accrued interest of $.9 million partially offset by a decrease in the current portion of long-term debt of $2.1 million and a decrease in accounts payable and accrued liabilities of $1.0 million.

Cash used in operations was $2.0 million during the first three months of 1996 compared to $4.2 million used in operating activities during the same period in 1995. The net loss of $7.1 million and increases in accounts receivable of $.9 million were the primary uses of funds in the first three months of 1996. Primary items partially offsetting the uses of funds were depreciation and amortization ($.8 million) and significantly lower inventory levels ($4.6 million).

Commitments to purchase equipment totaled approximately $.1 million at March 31, 1996. During 1996, the Company anticipates capital expenditures of approximately $.5 million.

Cash provided by financing activities was $1.2 million in 1996.

The revolving advance account increased $1.6 million from $19.6 million at year-end 1995 to $21.2 million at March 31, 1996. Committed credit lines with the Company's senior lender aggregated a maximum of $40.0 million at March 31, 1996. At quarter-end, approximately $11.5 million was overadvanced under its revolving advance account, which is classified as short-term in the consolidated balance sheets at March 31, 1996.

Certain of the Company's principal shareholders have agreed to guarantee a discretionary overadvance of $13.0 million. FS Signal Associates II has guaranteed $2.0 million in the form of a letter of credit and Walsh Greenwood has guaranteed $2.0 million in the form of cash on deposit with the senior lender. The remaining $9.0 million is guaranteed by WG Trading Company, L.P.

Interest expense for the quarter ended March 31, 1996 was $2.4 million compared to $1.6 million for the same period in 1995. Total outstanding debt averaged $57.4 million and $59.1 million for the first three months of 1996 and 1995, respectively, with average interest rates of 16.5% and 10.9%.

The Company also uses letters of credit to support foreign and some domestic sourcing of inventory and certain other obligations. Outstanding letters of credit were $1.8 million at March 31, 1996 (excluding collateral of $2.0 million pledged to the senior lender in the form of a standby letter of credit).

Total shareholders' deficit increased $7.0 million compared to year-end 1995. The Company sustained losses of $7.1 million for the first three months of 1996. In connection with a shareholder agreement, the holders of Series A and Series C Preferred Stock agreed to a moratorium on the required dividends related to these shares effective January 1, 1995. At March 31, 1996, the Company has accrued cumulative, undeclared dividends of $6,874,700 for Series A Preferred Stock and $4,850,400 for Series C Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

As a result of continuing losses, the Company has been unable to fund its cash needs through cash generated by operations during 1995 and into 1996. The Company's liquidity shortfalls from operations during these periods have been funded through several transactions with its principal shareholders and with the Company's senior lender.

The Company's senior lender waived all existing loan covenant violations as of March 31, 1996. However, as the Company is not currently in compliance with certain financial covenants of its financing agreement with the senior lender, all long-term debt due the senior lender is subject to accelerated maturity and as such, has been classified as a current liability in the consolidated balance sheets. If the senior lender were to accelerate the maturity of the debt, the Company would not have funds available to repay this debt.

The Company's secondary bank lender has notified the Company that it is in default of their loan agreement as the Company is delinquent on interest since January 1, 1996. If this lender accelerates the maturity as the default allows it to do, the Company would not have funds available to pay this debt.

Actions taken by the Company since year-end 1995 to improve its operations and liquidity have included: (i) the continuation of an extensive cost reduction program that has reduced general and administrative expenses during 1995 and is expected to further reduce such expenses during 1996; (ii) the sale of excess and close-out inventories during 1995 and into 1996; (iii) the continuation of an inventory control program in order to eliminate the manufacture of excess goods and to more effectively utilize working capital; and (iv) further guarantees by Walsh Greenwood to the senior lender in order to support an increase in the Company's overadvance position with the senior lender. The Company has also considered the sale of certain assets. The Company closed its AMW facility in Gardena, California on October 18, 1995. The Company closed its Rutledge, Tennessee sewing plant on November 29, 1995. On February 26, 1996, the Company announced the closing of its Wabash, Indiana facility. This closing will take effect on May 30, 1996. The Company-owned buildings at Rutledge, Tennessee and Wabash, Indiana have been put up for sale.

The Company did not meet its sales and profit projections for the first four months of 1996. If the Company's sales and profit margins for the remainder of 1996 do not meet projected levels, management will be required to reduce the Company's activities. In any event, additional capital will be required to continue the Company's operations. In order to obtain such additional capital, the Company may be required to issue securities that would dilute the interests of the stockholders of the Company.
No assurance can be given that any such additional financing will be available to the Company on commercially reasonable terms or otherwise. If sales and profit margins continue to fall below projected levels or if additional funds cannot be raised, the Company will not be able to continue as a going concern.

In December 1995, the Company began actively pursuing the possibility of issuing a significant amount of its Common Stock in a private placement transaction exempt from registration under the Securities Act of 1933, which could include an offshore private placement pursuant to Regulation S under such Act. Securities sold in such a transaction may not be offered or sold in the United States (or, in the case of offshore sales under Regulation S, to or for the benefit of any "U. S. person" as defined in Regulation S) absent registration or an applicable exemption under such Act. The Company believes that any such offering may require that the shares of Common Stock issued therein be offered at a price below the then current quoted market price for such shares. To date, the Company has entered into agreements with two different third party investors concerning the completion of such a financing transaction. Each of these transactions has failed to close, due to the inability of the intended investor in each case to secure its own financing for the purchase of the Company's securities. The Company will continue to explore financing alternatives. It is essential that the Company be able to obtain additional financing, through such a transaction or otherwise, in order to continue as a going concern.



Part II.  OTHER INFORMATION

Items 1-5

Not Required

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          (10.1) Letter Amendment dated March 29, 1996, amending the Factoring Agreements dated as of May 23, 1991, by and between BNY Financial Corp. and the Company, and dated July 25, 1991, by and between BNY Financial Corp. and Shirt Shed waiving compliance with certain provisions thereof

          (10.2) Letter Amendment dated April 24, 1996, amending the Factoring Agreements dated as of May 23, 1991, by and between BNY Financial Corp. and the Company and dated July 25, 1991 by and between BNY Financial Corp. and Shirt Shed amending certain provisions thereof

          (27)  Financial Data Schedule

     (b)  Reports on Form 8-K:

          None

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  SIGNAL APPAREL COMPANY, INC.
                                ------------------------------
                                          (Registrant)




Date: May 7, 1996              /s/ Bruce E. Krebs
     ----------------           ------------------------------
                                Bruce E. Krebs
                                President




Date: May 7, 1996              /s/ William H. Watts
     ----------------           ------------------------------

                                William H. Watts
                                Chief Financial Officer



                       SIGNAL APPAREL COMPANY, INC.
                                 FORM 10-Q
                   FOR THE QUARTER ENDED MARCH 31, 1995
                               EXHIBIT INDEX

Exhibit No.
per Item 601                                                     Sequential
of Reg. S-K      Description of Exhibit                            Page No.
- ------------     ----------------------                          ----------

(10.1)           Letter Amendment dated March 29,
                 1996, amending the Factoring
                 Agreements dated as of May 23, 1991,
                 by and between BNY Financial Corp.
                 and the Company, and dated July 25,
                 1991, by and between BNY Financial
                 Corp. and Shirt Shed waiving
                 compliance with certain provisions
                 thereof

(10.2)           Letter Amendment dated April 24,
                 1996, amending the Factoring
                 Agreements dated as of May 23, 1991,
                 by and between BNY Financial Corp.
                 and the Company and dated July 25,
                 1991 by and between BNY Financial
                 Corp. and Shirt Shed amending certain
                 provisions thereof

(27)             Financial Data Schedule