Form 10-K/A
period 1995-12-31
SIGNAL APPAREL COMPANY INC
filed 1996-05-24
CIK 105107

SECURITIES AND EXCHANGE COMMISSION
			       Washington, D.C. 20549

				     FORM 10-K/A
				    AMENDMENT NO. 1
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

			For the Fiscal Year Ended December 31, 1995

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

		       For the transition period from _______ to _______
			       Commission File No. 1-2782

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

						   Name of each exchange
Title of each class                                 on which registered
- -------------------                                 -------------------
Common Stock:  Par value $.01 a share              New York Stock Exchange

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirement for the past 90 days.               Yes  X   No
								---     ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.                                                         [  ]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant: $18,817, 962 calculated by using the closing price on the New York Stock Exchange on March 21, 1996 of the Company's Common stock, and excluding common shares owned beneficially by directors and officers of the Company, and by certain other entities, who may be deemed to be "affiliates", certain of whom disclaim such status.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class                                      Outstanding as of March 26, 1996
- -----                                      --------------------------------
Common Stock, $.01 par value               11,528,046 shares

			 DOCUMENTS INCORPORATED BY REFERENCE

PART OF FORM 10-K  DOCUMENTS FROM WHICH PORTIONS ARE INCORPORATED BY REFERENCE

Part III           Proxy Statement for Annual Meeting of Shareholders

The registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1995, which was filed with the Commission on March 29, 1996:


Part I, Item 8:
- --------------

Note 2 to the Financial Statements filed as Item 8 is hereby amended to read as follows:

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

The shares of the Company's Common Stock issued in connection with the AMW Acquisition were issued as unregistered, restricted shares of stock pursuant to the rules and regulations of the Securities and Exchange Commission. As an additional inducement to the AMW Shareholders to enter into the Purchase Agreement, the Company entered into a Registration Rights Agreement dated November 22, 1994 with KKEP as "nominee" for all of the AMW Shareholders (other than Marvin Winkler and Sherri Winkler, who did not receive any shares) under a separate agreement between KKEP and such shareholders. The Registration Rights Agreement effectively granted KKEP (as "Holder," as defined therein, of a majority of the "Registrable Securities" issued in the AMW Acquisition) the right to require the Company, upon written notice given anytime within two years after November 22, 1994, to effect one registration of all "Registrable Securities" issued in the AMW Acquisition for sale under the Securities Act of 1933, as amended.

On November 30, 1994, KKEP, in its capacity as nominee for the AMW Shareholders, notified the Company of its exercise of the demand registration rights. In accordance with the terms of the Registration Rights Agreement, the Company requested, as a matter of right, an initial delay of up to 180 days in the registration of shares pursuant to such notice. KKEP has subsequently notified the Company that it believes that it is now entitled to have its shares registered pursuant to the Registration Rights Agreement, and that it regards the Company as being in default under that agreement. KKEP has not commenced any litigation regarding its purported claims under the Registration Rights Agreement, and the Company intends to vigorously defend itself against any claim that it is required to register such stock at this time.

In connection with the AMW Acquisition, the Company agreed with the other parties to the Purchase Agreement that (i) a subordinated promissory note of AMW in the principal amount of $1,560,000 from MWH and (ii) a subordinated promissory note of AMW in the principal amount of $750,000 from Marvin Winkler (president of the general partner of MWH as well as former Chairman and CEO of AMW) and his wife, Sherri Winkler (collectively, the "Subordinated Notes") would be amended and restated in principal amounts equal to the outstanding principal plus accrued and unpaid interest on each of the Subordinated Notes as of November 22, 1994 (totaling $1,635,400 and $798,300) (said amended and restated notes, collectively, the "Purchase Notes"). In 1995 the Company entered into an agreement with Marvin and Sherri Winkler and MW Holdings whereby the Purchase Notes were converted into 1,000,000 shares of Common Stock.

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

					   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                      					    SIGNAL APPAREL COMPANY, INC.


					                          By:  /s/ Bruce Krebs
					                             -------------------------
                         					    Bruce Krebs
					                             President and
					                             Chief Operating Officer

Date: May 23, 1996