Form 10-Q/A
period 1996-06-30
SIGNAL APPAREL COMPANY INC
filed 1996-08-21
CIK 105107

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                          -----------------------
                                FORM 10-Q/A
                              AMENDMENT NO. 1

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

       Common Stock                      11,578,046 shares

The registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-Q for the period ended June 30, 1996, which was filed with the Commission on August 13, 1996.

                      PART I  -  FINANCIAL INFORMATION



Item 1. Financial Statements

The Financial Statements filed as Item 1 are hereby amended to read as follows:

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


                                   SIGNAL APPAREL COMPANY, INC.
                         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                               (In Thousands Except Per Share Data)
                                           (Unaudited)
                                           Three Months Ended          Six Months Ended
                                          June 30,     June 30,      June 30,    June 30,
                                           1996           1995        1996        1995
                                         ---------     ---------   ---------   ---------

Net sales                               $  15,279      $ 25,202    $ 34,784    $ 51,419
Cost of sales                              13,284        19,664      31,034      40,136
                                         ---------     ---------   ---------   ---------
     Gross profit                           1,995         5,538       3,750      11,283
Royalty expense                             1,129         1,670       2,266       3,017
Selling, general and administrative
  expenses                                  4,535         6,669       9,642      14,527
Interest expense                            2,457         2,025       4,821       3,628
Other expenses, net                           109           138         309         393
                                         ---------     ---------   ---------   ---------
     Loss before income taxes              (6,235)       (4,964)    (13,288)    (10,282)
Income taxes                                   --            --          --          --
                                         ---------     ---------   ---------   ---------
Net loss applicable to common stock     $  (6,235)     $ (4,964)   $(13,288)   $(10,282)
                                         =========     =========   =========   =========

Net loss per common share               $   (0.54)     $  (0.49)   $  (1.15)   $  (1.02)
                                         =========     =========   =========   =========
Weighted average common shares
  outstanding                              11,578         10,078     11,553      10,073

                                         =========     =========   =========   =========

See accompanying notes to consolidated condensed financial statements.

                        SIGNAL APPAREL COMPANY, INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (In Thousands)
                                (Unaudited)


                                                  Six Months Ended
                                               June 30,     June 30,
                                                1996          1995
                                              ---------     ---------
Operating Activities:
    Net loss                                 $ (13,288)     $(10,282)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
        Depreciation and amortization            1,527         2,357
        Loss on disposal of equipment              222            92
        Grant of Common Stock options below
          market value                              74            --
        Changes in operating assets
          and liabilities:
           (Increase) decrease in accounts
             receivable                            623        (1,338)
           Decrease in inventories               4,094         5,073
           (Increase) decrease in prepaid
             expenses and other assets              58          (138)
           Increase (decrease) in accounts
             payable and accrued liabilities     3,101        (3,883)
                                              ---------     ---------
               Net cash used in operating
                 activities                     (3,589)       (8,119)
                                              ---------     ---------

Investing Activities:
    Purchases of property, plant and
      equipment                                   (163)         (210)
    Proceeds from the sale of property,
      plant and equipment                          108           117
                                              ---------     ---------
               Net cash used in investing
                 activities                        (55)          (93)
                                              ---------     ---------
Financing Activities:
    Borrowings from senior lender               29,658        33,680
    Payments to senior lender                  (27,215)      (42,579)
    Proceeds from subordinated note payable
      to related party                              --        15,000
    Proceeds from other borrowings                   1           433
    Principal payments on borrowings                81        (1,005)
    Proceeds from sale of preferred stock           --         3,000
    Proceeds from exercise of stock options        200            97
                                             ---------      ---------
               Net cash provided by
                 financing activities            2,725         8,626
                                              ---------     ---------
Increase (decrease) in cash                       (919)         414
Cash at beginning of period                      1,495          303
                                               --------     ---------
Cash at end of period                        $     576      $   717
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



Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and
Results of Operations filed as Item 2 are hereby amended to read as follows:

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

Cash used in operations was $3.6 million during the first six months of 1996 compared to $8.1 million used in operating activities during the same period in 1995. The net loss of $13.3 million was the primary use of funds in the first six months of 1996. Primary items partially offsetting the use of funds were depreciation and amortization ($1.5 million), significantly lower inventory levels ($4.1 million) a decrease in accounts receivable of $.6 million and an increase in accounts payable and accrued liabilities ($3.1 million).

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




Date: August 21, 1996           /s/ Bruce E. Krebs
     ----------------           ------------------------------
                                Bruce E. Krebs
                                President




Date: August 21, 1996           /s/ William H. Watts
     ----------------           ------------------------------
                                William H. Watts
                                Chief Financial Officer