Form 10-Q
period 1996-09-30
SIGNAL APPAREL COMPANY INC
filed 1996-11-12
CIK 105107

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                          -----------------------
                                 FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1996   or
                               --------------------
[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

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

                             Yes  X      No
                           -----       -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                  Outstanding at November 6, 1996
         --------                 -------------------------------

       Common Stock                      11,578,046 shares



                      PART I  -  FINANCIAL INFORMATION

Item 1. Financial Statements

                        SIGNAL APPAREL COMPANY, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                               (In Thousands)

                                                Sept. 30,     Dec. 31
                                                  1996         1995
                                                ---------    ---------

   Assets
Current Assets:
   Cash                                         $ 1,742      $  1,495
   Accounts receivable, net                       4,073         4,358
   Inventories                                   17,235        22,122
   Prepaid expenses and other                     1,345         1,346
                                               ---------     ---------
                                                 24,395        29,321
Property, plant and equipment, net               11,104        13,637
Other assets                                         86           271
                                               ---------     ---------
      Total assets                              $35,585      $ 43,229
                                               =========     =========

          Liabilities and Shareholders' Equity (Deficit)

Current Liabilities:
   Accounts payable and accrued liabilities     $14,831      $ 16,864
   Accrued interest                               5,122         2,076
   Current portion of long-term debt             13,298        22,986
   Discretionary overadvances from
     senior lender                               13,024         8,349
   Senior subordinated note payable to
     related party                                6,500            --
                                               ---------     ---------
      Total current liabilities                  52,775        50,275
                                               ---------     ---------
Long-term debt (less current portion):
   Senior obligations to related party           23,837        20,841
   Senior subordinated note payable to
     related party                               11,000         3,000
                                               ---------     ---------
      Total long-term debt                       34,837        23,841
                                               ---------     ---------
   Other non-current liabilities                  1,237         2,067
                                               ---------     ---------
Shareholders' Equity (Deficit):
   Common stock                                     115           115
   Preferred stock at liquidation preference
     plus cumulative undeclared dividends        76,202        76,202

   Additional paid-in capital                    73,434        73,012
   Accumulated deficit                         (201,898)     (181,166)
   Treasury shares (at cost)                     (1,117)       (1,117)
                                               ---------     ---------
          Total shareholders'
            equity (deficit)                    (53,264)      (32,954)
                                               ---------     ---------
          Total liabilities and
            shareholders' equity (deficit)      $35,585      $ 43,229
                                               =========     =========

See accompanying notes to consolidated condensed financial statements.

                                    SIGNAL APPAREL COMPANY, INC.
                           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                (In Thousands Except Per Share Data)
                                             (Unaudited)
                                                Three Months Ended            Nine Months Ended
                                          September 30,  September 30,  September 30,  September 30,
                                              1996           1995           1996           1995
                                           ----------    -----------    -----------    -----------

Net sales                                 $   13,185     $   21,059      $  47,969     $   72,478
Cost of sales                                 12,234         16,663         43,268         56,799
                                           ----------    -----------    -----------    -----------
     Gross profit                                951          4,396          4,701         15,679

Royalty expense                                1,271          2,193          3,537          5,210
Selling, general and administrative
  expenses                                     4,003          6,494         13,645         21,021
Interest expense                               2,699          2,227          7,520          5,855
Other expenses, net                              422            234            731            627
                                           ----------    -----------    -----------    -----------
     Loss before income taxes                 (7,444)        (6,752)       (20,732)       (17,034)
Income taxes                                      --             --             --             --
                                           ----------    -----------    -----------    -----------
Net loss applicable to common
  stock                                   $   (7,444)    $   (6,752)     $ (20,732)    $  (17,034)
                                           ==========    ===========    ===========    ===========

Net loss per common share                 $    (0.64)    $    (0.67)     $   (1.79)    $   (1.69)
                                           ==========    ===========    ===========    ===========
Weighted average common shares
  outstanding                                 11,578         10,078         11,562         10,074

                                           ==========    ===========    ===========    ===========

See accompanying notes to consolidated condensed financial statements.

                        SIGNAL APPAREL COMPANY, INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (In Thousands)
                                (Unaudited)


                                                       Nine Months Ended
                                                September 30,    September 30,
                                                    1996             1995
                                                -------------    --------------
Operating Activities:
    Net loss                                      $ (20,732)        $ (17,034)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
        Depreciation and amortization                 2,215             3,708
        Loss on disposal of equipment                   364               294
        Grant of Common Stock options below
          market value                                  222                --
        Changes in operating assets
          and liabilities:
           Decrease in accounts receivable              285               395
           Decrease in inventories                    4,887             4,270
           Increase (decrease) in prepaid
             expenses and other assets                  186               (74)
           Increase (decrease) in accounts
             payable and accrued liabilities          2,630            (4,108)
                                                   ---------         ---------
               Net cash used in operating
                 activities                          (9,943)          (12,549)
                                                   ---------          ---------

Investing Activities:
    Purchases of property, plant and
      equipment                                        (197)             (410)
    Proceeds from the sale of property,
      plant and equipment                               233               118
                                                   ---------         ---------
               Net cash provided by (used
                 in) investing activities                36              (292)
                                                   ---------         ---------
Financing Activities:
    Borrowings from senior lender                    40,714            55,479
    Payments to senior lender                       (38,877)          (63,182)
    Proceeds from subordinated note payable
      to related party                                8,400            19,000
    Proceeds from other borrowings                      480               568
    Principal payments on borrowings                   (763)           (1,417)
    Proceeds from sale of preferred stock                --             3,000
    Proceeds from exercise of stock options             200                97
                                                   ---------         ---------
               Net cash provided by
                 financing activities                10,154            13,545
                                                   ---------         ---------

Increase in cash                                        247               704
Cash at beginning of period                           1,495               303
                                                    --------         ---------
Cash at end of period                             $   1,742         $   1,007
                                                   =========         =========


See accompanying notes to consolidated condensed financial statements.


Part I Item 1. (cont'd)

                       SIGNAL APPAREL COMPANY, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                (Unaudited)

1. The accompanying consolidated condensed financial statements have been prepared on a basis consistent with that of the consolidated financial statements for the year ended December 31, 1995. The accompanying financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of the Company, necessary to present fairly the financial position of the Company as of September 30, 1996 and December 31, 1995 and its results of operations and cash flows for the nine months ended September 30, 1996 and September 30, 1995. These consolidated condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

2.   The results of operations for the nine months ended
     September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

3.   Inventories consisted of the following:

                                           September 30,     December 31,
                                               1996             1995
                                               ----             ----
                                                (Dollars in thousands)

          Raw materials and supplies          $ 1,965         $  2,525
          Work in process                       4,252            2,855
          Finished goods                       11,018           16,742
                                              --------         --------
                                              $17,235         $ 22,122
                                              ========         ========

4. Pursuant to the terms of various license agreements, the Company is obligated to pay future minimum royalties of approximately $2.2 million. The Company has outstanding letters of credit totaling approximately $.2 million relative to its obligations pursuant to these license agreements.

5. During the third quarter Signal increased borrowings $8 million under a Walsh Greenwood Credit Agreement. Terms of this agreement are currently being negotiated. It is expected that the terms will be similar to the $20 million Walsh Greenwood Credit Agreement entered into in 1995; thus, the amounts are considered long term in the accompanying financial statements.

6. The $6.5 million Tranch A and Tranch B notes previously held by a bank were purchased by Walsh Greenwood during the third quarter of 1996.

7. The discretionary overadvance which is guaranteed by certain of the Company's principal shareholders has increased from $8.3 million at year-end to $14 million as of the quarter ended September 30, 1996.



Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Net sales of $13.2 million for the quarter ended September 30, 1996 represent a decrease of $7.9 million or 37% from the $21.1 million in net sales for the corresponding period of 1995. This decrease is comprised of a $2.1 million reduction in screenprinted products, a $4.2 million reduction in undecorated activewear and a $1.6 million reduction in women's fashion knitwear.

Sales of screenprinted products were $8.1 million for the quarter ended September 30, 1996 versus $10.1 million for the corresponding period of 1995. Reduced unit volume accounted for a $4.3 million decrease in sales which was partially offset by an increased average selling price ($2.2 million). The increase in average selling price was due to a combination of product mix and unit selling price changes.

Sales of undecorated activewear products were $1.6 million for the quarter ended September 30, 1996 versus $5.8 million for the corresponding period of 1995. Reduced unit volume accounted for a $3.9 million reduction in sales while a decrease in average selling price accounted for a $.3 million sales reduction. Sales through consignment distributors were down $2.7 million as a result of the Company's decision in the last quarter of 1995 to discontinue use of distributors.

Sales of women's fashion knitwear decreased 32% to $3.5 million for the quarter ended September 30, 1996 as compared to $5.1 million for the corresponding period of 1995. Reduced unit volume accounted for a $1.8 million reduction in sales which was partially offset by an increased average selling price ($.2 million).

Net sales of $48.0 million for the nine months ended
September 30, 1996 represent a decrease of $24.5 million or 34% from the $72.5 million in net sales for the corresponding period of 1995. This decrease is comprised of an $11.8 million reduction in screenprinted products, an $11.6 million reduction in undecorated activewear and a $1.1 million reduction in women's fashion knitwear.

Sales of screenprinted products were $27.8 million for the nine months ended September 30, 1996 versus $39.6 million for the corresponding period of 1995. Reduced unit volume accounted for a $15.5 million decrease in sales which was partially offset by an increased average selling price ($3.7 million). The increase in average selling price was due to a combination of product mix and unit selling price changes.

Sales of undecorated activewear products were $9.2 million for the nine months ended September 30, 1996 versus $20.8 million for the corresponding period of 1995. Reduced unit volume accounted for a $9.4 million reduction in sales while a decrease in average selling price accounted for a $2.2 million sales reduction.
Sales through consignment distributors were down $6.9 million as a result of the Company's decision in the last quarter of 1995 to discontinue using distributors. In addition, sales to a large customer were down $2.1 million from $3.8 million to $1.7 million.

Sales of women's fashion knitwear decreased 9% to $11.0 million for the nine months ended September 30, 1996 as compared to $12.1 million for the corresponding period of 1995. Reduced unit volume accounted for a $1.8 million reduction in sales while a decrease in average selling price accounted for a $.7 million sales reduction.

Gross profit was $1.0 million (7% of sales) for the quarter ended September 30, 1996 compared to $4.4 million (20.9% of sales) for the corresponding period in 1995. The primary components of the $3.4 million reduction in margin are lower sales volume ($2.4 million) and decreased manufacturing efficiencies ($1.0 million).

Gross profit was $4.7 million (10% of sales) for the nine months ended September 30, 1996 compared to $15.7 million (21.6% of sales) for the corresponding period in 1995. The primary components of the $11.0 million reduction in margin are lower sales volume ($6.4 million), lower standard margins on the sales ($1.3 million) and decreased manufacturing efficiencies ($3.3 million).

Royalty expense related to licensed product sales was 10% of sales for the quarters ended September 30, 1996 and 1995. Selling, general and administrative (SG&A) expenses were 30% and 31% of sales for the quarters ended September 30, 1996 and 1995, respectively. Actual SG&A expense decreased $2.5 million as a result of ongoing efforts to minimize overhead costs.

Royalty expense related to licensed product sales was 7% of sales for the nine months ended September 30, 1996 and 1995. Selling, general and administrative (SG&A) expenses were 28% of sales for the nine months ended September 30, 1996 compared to 29% for the corresponding period of 1995. Actual SG&A expense decreased $7.4 million as a result of ongoing efforts to minimize overhead costs.


FINANCIAL CONDITION

Working capital at September 30, 1996 decreased $7.4 million or 35% over year-end 1995. The decrease in working capital was primarily due to a decrease in inventories ($4.9 million), an increase in the discretionary overadvance from the senior lender ($4.7 million), an increase in accrued interest ($3.0 million), an increase in senior subordinated note payable to related party ($6.5 million), and a decrease in accounts receivable ($.3 million), which were partially offset by a reduction in the current portion of long-term debt ($9.7 million), an increase in cash ($.2 million) and a decrease in accounts payable and accrued liabilities ($2.0 million).

Accounts receivable decreased $.3 million or 7% over year-end 1995. The decrease in accounts receivable is a result of a decrease in sales for the nine month period. A significant portion of accounts receivable due from customers is carried at the risk of the factor and is not reflected in the accompanying balance sheets.

Inventories decreased $4.9 million or 22% compared to year-end
1995. Inventories decreased as a result of the sale of excess and closeout inventory.

Total current liabilities increased $2.5 million or 5% over year-end 1995 primarily due to an increase in the discretionary overadvances with the senior lender of $4.7 million, an increase in accrued interest of $3.0 million and an increase in senior subordinated note payable to related party of $6.5 million, partially offset by a decrease in the current portion of long-term debt of $9.7 million and a decrease in accounts payable and accrued liabilities of $2.0 million.

Cash used in operations was $9.9 million during the first nine months of 1996 compared to $12.5 million used in operating activities during the same period in 1995. The net loss of $20.7 million was the primary use of funds in the first nine months of 1996. Primary items partially offsetting the use of funds were depreciation and amortization ($2.2 million), significantly lower inventory levels ($4.9 million) a decrease in accounts receivable of $.3 million and an increase in accounts payable, accrued interest and other accrued liabilities ($2.6 million).

Commitments to purchase equipment totaled approximately $.1 million at September 30, 1996. During 1996, the Company anticipates capital expenditures of approximately $.5 million.

Cash provided by financing activities was $10.1 million in 1996.

The revolving advance account increased $1.8 million from $19.6 million at year-end 1995 to $21.5 million at September 30, 1996. Committed credit lines with the Company's senior lender aggregated a maximum of $40.0 million at September 30, 1996. At quarter-end, approximately $13.0 million was overadvanced under its revolving advance account, which is classified as short-term in the consolidated balance sheets at September 30, 1996.

Certain of the Company's principal shareholders have agreed to guarantee a discretionary overadvance of $14.0 million, $13 million of which was utilized at September 30, 1996. FS
Signal Associates II has guaranteed $2.0 million in the form of a letter of credit and Walsh Greenwood has guaranteed $2.0 million in the form of cash on deposit with the senior lender. The remaining $10.0 million is guaranteed by WG Trading Company, L.P.

Interest expense for the nine months ended September 30, 1996 was $7.5 million compared to $5.9 million for the same period in 1995. Total outstanding debt averaged $64.5 million and $54.2 million for the first nine months of 1996 and 1995, respectively, with average interest rates of 15.5% and 14.0%. Average outstanding debt increased primarily due to increased borrowings under the Walsh Greenwood Credit Agreement which have also increased the average interest rate on the Company's debt.

The Company also uses letters of credit to support foreign and some domestic sourcing of inventory and certain other obligations. Outstanding letters of credit were $2.7 million at September 30, 1996 (excluding collateral of $2.0 million pledged to the senior lender in the form of a standby letter of credit).

Total shareholders' deficit increased $20.3 million compared to year-end 1995. The Company sustained losses of $20.7 million for the first nine months of 1996. In connection with a shareholder agreement, the holders of Series A and Series C Preferred Stock agreed to a moratorium on the required dividends related to these shares effective January 1, 1995. At September 30, 1996, the Company has accrued cumulative, undeclared dividends of $6,874,700 for Series A Preferred Stock and $4,850,400 for Series C Preferred Stock.


LIQUIDITY AND CAPITAL RESOURCES

As a result of continuing losses, the Company has been unable to fund its cash needs through cash generated by operations during 1995 and the first nine months of 1996. The Company's liquidity shortfalls from operations during these periods have been funded through several transactions with its principal shareholders and with the Company's senior lender.

The Company's senior lender waived all existing loan covenant violations as of September 30, 1996. However, as the Company is not currently in compliance with certain financial covenants of its financing agreement with the senior lender, all long-term debt due the senior lender is subject to accelerated maturity and as such, has been classified as a current liability in the consolidated balance sheets. If the senior lender were to accelerate the maturity of the debt, the Company would not have funds available to repay this debt.

The Company has taken a number of actions since year-end 1995 in an effort to improve its operations and liquidity. These actions have included: (i) the continuation of an extensive cost reduction program that reduced general and administrative expenses during 1995 and has further reduced such expenses during 1996; (ii) the continuation of efforts begun during 1995 to closely monitor the status of the Company's finished goods inventories and to improve the Company's working capital position through the expeditious liquidation of all goods identified as excess and close-out inventories; (iii) the continuation of an inventory control program in order to eliminate the manufacture of excess goods and to more effectively utilize working capital;
(iv) further guarantees by Walsh Greenwood to the senior lender in order to support an increase in the Company's overadvance position with the senior lender; and (v) increased borrowings of $8 million under a Walsh Greenwood Credit Agreement. Terms of this agreement are currently being negotiated. The Company has also considered the sale of certain assets. The Company closed its AMW facility in Gardena, California on October 18, 1995. The Company closed its Rutledge, Tennessee sewing plant on November 29, 1995. The Company closed its Wabash, Indiana facility on May 30, 1996. The Company-owned buildings at Rutledge, Tennessee and Wabash, Indiana have been put up for sale.

Despite the actions described above, the Company did not meet its sales and profit projections for the first nine months of 1996. If the Company's sales and profit margins for the remainder of 1996 do not meet projected levels, management will be required to further reduce the Company's activities. In any event, additional capital will be required to continue the Company's operations. In order to obtain such additional capital, the Company may be required to issue securities that would dilute the interests of the stockholders of the Company. No assurance can be given that any such additional financing will be available to the Company on commercially reasonable terms or otherwise. If sales and profit margins continue to fall below projected levels or if additional funds cannot be raised, the Company will not be able to continue as a going concern.

The Company will continue to explore financing alternatives. It is essential that the Company be able to obtain additional financing in order to continue as a going concern.


Part II.  OTHER INFORMATION

Items 1-5

Not Required

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          (10) Letter Amendment dated October 31, 1996, amending the Factoring Agreements dated as of May 23, 1991, by and between BNY Financial Corp. and the Company, and dated July 25, 1991, by and between BNY Financial Corp. and Shirt Shed waiving compliance with certain provisions thereof.

          (27)  Financial Data Schedule

     (b)  Reports on Form 8-K:

          None



                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  SIGNAL APPAREL COMPANY, INC.
                                ------------------------------
                                          (Registrant)




Date: November 12, 1996           /s/ Bruce E. Krebs
      -----------------           ------------------------------
                                  Bruce E. Krebs
                                  President




Date: November 12, 1996           /s/ William H. Watts
      -----------------           ------------------------------
                                  William H. Watts
                                  Chief Financial Officer



                       SIGNAL APPAREL COMPANY, INC.
                                 FORM 10-Q
                 FOR THE QUARTER ENDED SEPTEMBER 30, 1996
                               EXHIBIT INDEX

Exhibit No.
per Item 601                                                     Sequential
of Reg. S-K      Description of Exhibit                            Page No.
------------     ----------------------                          ----------


(10)             Letter Amendment dated October 31,
                 1996, amending the Factoring
                 Agreements dated as of May 23, 1991,
                 by and between BNY Financial Corp.
                 and the Company, and dated July 25,
                 1991, by and between BNY Financial
                 Corp. and Shirt Shed waiving
                 compliance with certain provisions
                 thereof.

(27)             Financial Data Schedule