Form 10-K/A
period 1995-12-31
SIGNAL APPAREL COMPANY INC
filed 1997-02-28
CIK 105107

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                           ---------------------
                                FORM 10-K/A
                              AMENDMENT NO. 2
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

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



Part I, Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

INFLATION AND CHANGING PRICES

Inflation and changing prices have not had a material effect on the Company's results of operations or financial condition during the past three years.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 121 establishes accounting standards for recognizing and measuring impairment of long-lived assets, certain identifiable intangibles and goodwill related to assets to be held and used, and for such assets held for disposal. The Company is required to adopt SFAS 121 effective January 1, 1996. SFAS 121 is required to be applied prospectively for assets to be held and used. The initial application of SFAS 121 to assets held for disposal is required to be reported as a cumulative effect of a change in accounting principle. In management's opinion, adoption of SFAS 121 will not have a material impact on the Company's financial position or results of operations.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 123 is effective for transactions entered into in fiscal years beginning after December 15, 1995. This new standard requires all companies to change their disclosures related to employee stock-based compensation plans, encourages but does not require a change in the method of accounting for these plans and requires companies who do not change their accounting method to make pro forma footnote disclosures of what earnings and earnings per share would have been had the companies adopted the accounting method. Companies that do not adopt the accounting method will continue to account for these plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has elected not to adopt SFAS No. 123's accounting method, but will instead comply with the statement's disclosure requirements beginning in fiscal 1996.

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

     Financial Statement Schedules:

          See Part IV, Item 14 (a) 2



                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Signal Apparel Company, Inc.:

We have audited the accompanying consolidated balance sheets of SIGNAL APPAREL COMPANY, INC. (an Indiana corporation) AND SUBSIDIARIES as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Signal Apparel Company, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

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

                                   /s/Arthur Andersen LLP
                                   ARTHUR ANDERSEN LLP

Chattanooga, Tennessee
March 26, 1996

CONSOLIDATED BALANCE SHEETS

Signal Apparel Company, Inc. and Subsidiaries
December 31, 1995 and 1994
(Dollars in thousands)

                                             1995        1994
                                          ---------    ---------
Assets

Current assets:
  Cash                                    $  1,495     $    303
  Receivables, less allowance for
    doubtful accounts of $1,703 in
    1995 and $1,787 in 1994                  4,358        6,713
  Inventories                               22,122       33,350
  Prepaid expenses and other                 1,346        1,135
                                          ---------    ---------
       Total current assets                 29,321       41,501
                                          ---------    ---------
Property, plant and equipment, at cost:
  Land                                         505          505
  Buildings and improvements                12,460       12,437
  Machinery and equipment                   37,103       38,684
                                          ---------    ---------
    Total property, plant and equipment     50,068       51,626
      Less accumulated depreciation         36,431       34,816
                                          ---------    ---------
        Net property, plant and equipment   13,637       16,810
                                          ---------    ---------
Goodwill, less accumulated amortization
  of $41 in 1994                                 0       10,786
Other assets                                   271          351
                                          ---------    ---------
          Total assets                    $ 43,229     $ 69,448
                                          =========    =========

Liabilities and Shareholders' Equity (Deficit)

Current liabilities:
  Accounts payable                        $  7,030     $  8,663
  Accrued liabilities                        9,834       10,925
  Accrued interest                           2,076          431
  Current portion of long-term debt         22,986        1,144
  Discretionary overadvances from bank       8,349       10,849
                                          ---------    ---------
    Total current liabilities               50,275       32,012
                                          ---------    ---------
Long-term debt (less current portion):
  Senior obligations                        20,841       30,217
  Subordinated debt to related parties       3,000        5,434
                                          ---------    ---------
  Total long-term debt                      23,841       35,651
                                          ---------    ---------
Other noncurrent liabilities                 2,067        1,084
                                          ---------    ---------
Commitments and Contingencies (Notes 1,
  2, 4, 5 and 8)
  Redeemable Series D Preferred Stock,
    $100,000 stated value per share,
    100 shares authorized, none out-
    standing in 1995 and 1994                   --           --
Shareholders' equity (deficit):
  Series A Preferred Stock, $100,000
    stated value per share, 400 shares
    authorized, 327.087 shares issued and
    outstanding in 1995 and 1994
    (liquidation preference of $100,000
    per share plus cumulative unpaid
    dividends of $6,875 in 1995 and 1994)   39,584       39,584
  Series B Preferred Stock, $100,000
    stated value per share, 250 shares
    authorized, none outstanding in
    1995 and 1994                               --           --
  Series C Preferred Stock, $100,000
    stated value per share, 1,000 shares
    authorized, 317.678 shares issued in
    1995 and 287.678 shares issued in 1994
    (liquidation preference of $100,000
    per share plus cumulative unpaid
    dividends of $4,850 in 1995 and 1994)   36,618       33,618
  Series E Preferred Stock,$1,000 stated
    value per share, 20,000 shares
    authorized, none outstanding in
    1995 and 1994                               --           --
   Common Stock, 40,000,000 and 20,000,000
    shares authorized in 1995 and 1994,
    $.01 par value per share,
    11,528,046 shares issued in 1995 and
    10,204,296 shares issued in 1994           115          102
  Additional paid-in capital                73,012       69,721
  Accumulated deficit                     (181,166)    (141,207)
                                          ---------    ---------
          Subtotal                         (31,837)       1,818
  Less cost of common treasury
    shares (140,220 shares)                 (1,117)      (1,117)
                                          ---------    ---------
    Total shareholders' equity (deficit)   (32,954)         701
                                          ---------    ---------
          Total liabilities and
            shareholders'
            equity (deficit)              $ 43,229     $ 69,448
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


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)


Signal Apparel Company, Inc. and Subsidiaries
Years ended December 31, 1995, 1994, and 1993
(Dollars in thousands, except share data)

                                     Preferred Stock                                       Addt'l
                              ----------------------------   Common    Class A   Class B   Paid-In     Accum.    Treasury
                               Series A Series B   Series C   Stock    Common    Common    Capital    Deficit     Stock      Total
----------------------------   -------  -------    -------    ------   -------   -------   --------   ---------   --------  ------

Balance, December 31, 1992     $    -   $    -     $    -     $   -    $   82    $    9    $68,620    $(41,300)   $(1,117)  $26,294
Net loss                            -        -          -         -         -         -          -     (34,878)        -    (34,878)
Redesignation of Common Stock       -        -          -        91       (82)       (9)         -           -          -         -
Exercise of employee stock
  options                           -        -          -         -         -         -         12           -          -        12
Issuance of 544.765 shares
  of Preferred Stock           32,709   21,768          -         -         -         -          -           -          -    54,477
Cumulative accrued dividends
  on Preferred Stock            1,455    1,046          -         -         -         -          -      (2,501)         -         -
----------------------------  --------  -------   -------    ------   -------   -------   --------   ---------   --------   --------
Balance, December 31, 1993    $34,164  $22,814    $    -     $  91    $    -    $    -    $68,632    $(78,679)   $(1,117)  $45,905
Net loss                            -        -         -         -         -         -          -     (53,304)         -   (53,304)
Issuance of 70 shares of
  Series C Preferred Stock          -        -     7,000         -         -         -          -           -          -     7,000
Exchange of 287.678 shares
  of Series B Preferred Stock
  for 287.678 shares of
  Series C Preferred Stock          -  (22,814)   22,814         -         -         -          -           -          -         -
Cumulative accrued dividends
  on Preferred Stock            5,420        -     3,804         -         -         -          -      (9,224)         -         -
Issuance of 1,100,000 shares
  of restricted Common Stock
  in connection with the
  acquisition of American
  Marketing Works, Inc.             -        -         -        11         -         -      1,089           -          -     1,100
----------------------------- -------- --------  --------    ------   -------   -------   --------  ----------   --------  --------
Balance, December 31, 1994    $39,584  $     -   $33,618     $ 102    $    -    $    -    $69,721   $(141,207)   $(1,117)  $   701
Net loss                            -        -         -         -         -         -          -     (39,959)         -   (39,959)
Exercise of employee stock
  options                           -        -         -         -         -         -         97           -          -        97
Issuance of 30 shares of
  Series C Preferred Stock          -        -     3,000         -         -         -          -           -          -     3,000
Issuance of 1,310,000 shares of
  Common Stock                      -        -         -        13         -         -      2,740           -          -     2,753
Grant of 200,000 options of
  Common Stock below market
  value                             -        -         -         -         -         -        454           -          -       454
----------------------------- --------  -------  --------   -------   -------   -------   --------  ----------   --------  --------
Balance, December 31, 1995    $39,584   $    -   $36,618    $  115    $    -    $    -    $73,012   $(181,166)   $(1,117) $(32,954)
============================= ========  =======  ========   =======   =======   =======   ========  ==========   ======== =========

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

Over 1995 and during the first quarter of 1996, the Company experienced liquidity shortfalls from operations that were resolved through (i) the sale of $3,000,000 of Series C Preferred Stock to Walsh Greenwood, a principal shareholder (see Note 5) in January 1995, (ii) the advance to the Company, pursuant to the Walsh Greenwood Credit Agreement, of $20,000,000 under a senior secured subordinated promissory note (Note 4), (iii) the waiver (as of December 31, 1995) by Walsh Greenwood Trading Company Limited Partnership (as assignee under the Walsh Greenwood Credit Agreement) of certain defaults by the Company under the Walsh Greenwood Credit Agreement, including payment (but not the accrual) of interest charges and compliance with financial covenants, which arise prior to January 1, 1997; and (iv) the provision by the senior lender of additional discretionary overadvances of $5,000,000 since December 31, 1995 (see Note 4).

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

Revenue Recognition

Revenue is recognized when the Company's products are shipped to its customers.

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

On March 31, 1995, the Company executed the Walsh Greenwood Credit Agreement with Walsh Greenwood and affiliates. The related promissory note had a face amount of $15,000,000 or the unpaid draws (subsequently amended to $20,000,000, effective August 10, 1995). At December 31, 1995, the Company had $20,000,000 outstanding under the amended credit agreement, which matures on March 31, 1998 and may be prepaid in whole or in part at any time. Interest is at a fixed rate of 25% of the face amount. Interest at the rate of 15% is payable on December 31, 1995, and quarterly thereafter. The remaining 10% is payable on March 31, 1998. If any principal or interest payment is not paid on the due date, the overdue amount earns interest at an annual rate of 27% until such amount is paid. Funds prepaid cannot be redrawn. The promissory note is secured by a security interest immediately after the security interest of the Company's senior lender and a first lien on any acquisition. The funds received from the promissory note could only be used for working capital requirements and could not be used to repay any principal on debt with the Company's senior lender. The credit agreement prohibits, among other things, the payment of cash dividends to any class of stock, except required dividends on the Company's Preferred Stock. As additional conditions to the extension of credit under this agreement, the Company obtained an agreement from the holders of the Company's Preferred Stock (i) to waive accrual and payment of all future dividends and dividend accumulations from January 1, 1995 until the earlier of January 1, 2001, or such time as all outstanding principal and interest under the credit agreement with Walsh Greenwood and affiliates has been paid in full and (ii) to grant the Company the right, upon payment in full of all principal and interest due under the credit agreement with Walsh Greenwood and upon repayment of $6,500,000 in outstanding senior notes, to redeem all of the Company's outstanding Preferred Stock with shares of the Company's Common Stock valued for such purposes at $7.00 per share. Such right of redemption extends until June 30, 1998. In the event the Company files for bankruptcy protection, the waiver on dividend accumulation and accrual would be of no force and effect. Based on this agreement, the Company considers the waiver to be permanent in nature and dividends have not been accrued since January 1, 1995. In connection with this promissory note, accrued interest payable at maturity was approximately $1,429,000 at December 31, 1995, which is classified as an other noncurrent liability in the accompanying consolidated balance sheets. Accrued interest payable on December 31, 1995 was approximately $1,840,000. Such interest was not paid at year-end and is classified as accrued interest in the accompanying consolidated balance sheets. (See Note 5 for discussion of warrants issued in conjunction with this transaction.) As of December 31, 1995, Walsh Greenwood Trading Company Limited Partnership (as asignee under the Walsh Greenwood Credit Agreement) agreed to waive certain defaults by the Company under the Walsh Greenwood Credit Agreement, including payment (but not the accrual) of interest charges and compliance with financial covenants, which arise prior to January 1, 1997.

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

The Series A Preferred Stock bears a 15% cumulative, undeclared dividend, compounded quarterly, and is senior to all other classes or series of the Company's equity securities in all regards, including dividends, distributions and redemptions. The Series B Preferred Stock bears a 12.5% cumulative, undeclared dividend, compounded quarterly, and is junior to the Company's Series A Preferred Stock, but senior to all other equity of the Company in all regards, including dividends, distributions and redemptions. The Series C Preferred Stock bears a 12.5% cumulative, undeclared dividend, compounded quarterly; is junior to the Company's Series A Preferred Stock and is equivalent with the Company's Series B Preferred Stock, but senior to all other equity of the Company in all regards, including dividends, distributions and redemptions. The Series A, B, and C Preferred Stock have a stated value of $100,000 per share and a liquidation preference of $100,000 per share, plus cumulative unpaid dividends. See Note 11 for discussion of the Series D Redeemable Preferred Stock.

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

Warrants to purchase 9,254,560 shares had vested at December 31, 1995. A summary of warrant activity is as follows:

                                          Shares         Price Range
                                        -----------      -----------

    Outstanding at December 31, 1992    2,331,173      $12.61 - $20.875
       Issued                           5,485,000       $7.06 - $12.00
       Exercised                               --
       Canceled or Expired             (2,722,500)     $11.25 - $20.875
                                       -----------
    Outstanding at December 31, 1993    5,093,673       $7.06 - $12.61
       Issued                             632,060       $7.06 - $11.16
       Exercised                               --
       Canceled or Expired               (271,173)      $7.06 - $12.61
                                       -----------
    Outstanding at December 31, 1994    5,454,560       $7.06 - $11.16
       Issued                           4,300,000       $2.25 -  $7.625*
       Exercised                              --
      Canceled or Expired                     --
                                       -----------
    Outstanding at December 31, 1995    9,754,560       $2.25 - $11.16*
                                       ===========

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

10.   Fair Value of Financial Instruments

The carrying amount of cash, receivables and short-term payables approximates fair value because of the short maturity of these financial instruments. Due to the current financial condition (Note 1) and the ongoing attempts to raise additional funds, it is not practical to estimate the fair value of long-term debt.

11.   Redeemable Preferred Stock

The Series D Preferred Stock is junior to the Series A, B and C Preferred Stock of the Company (see Note 5); bears a cumulative dividend at an annual rate equal to ten percent (10%) of the stated value of such stock, compounded quarterly; and is required to be redeemed by the Company on November 22, 1999 at a redemption price equal to the stated value per share for such stock plus accrued and unpaid dividends, subject to the rights of the holders of the Company's other outstanding series of Preferred Stock which are senior to the Series D Preferred Stock. The Series D Redeemable Preferred Stock has a stated value of $100,000 per share and a liquidation preference of $100,000 per share, plus cumulative unpaid dividends.

SIG                              NATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SIGNAL APPAREL COMPANY, INC.



                                            By:  /s/ Barton J. Bresky
                                            -------------------------------
                                            President and
                                            Chief Executive Officer


Date:  February 28, 1997