Form 10-K
period 1996-12-31
SIGNAL APPAREL COMPANY INC
filed 1997-03-31
CIK 105107

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                           ---------------------
                                 FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                For the Fiscal Year Ended December 31, 1996

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

State the aggregate market value of the voting stock held by nonaffiliates of the registrant: $10,157,464 calculated by using the closing price on the New York Stock Exchange on March 27, 1997 of the Company's Common stock, and excluding common shares owned beneficially by directors and officers of the Company, and by certain other entities, who may be deemed to be "affiliates", certain of whom disclaim such status.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class               Outstanding as of March 17, 1997
          -----               --------------------------------
Common Stock, $.01 par value            11,578,046 shares


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

                     FOR THE YEAR ENDED DECEMBER 31, 1996


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

     The Company manufactures and markets activewear in juvenile, youth and adult size ranges and upscale knit apparel for the ladies' market. The Company's products are sold primarily to wholesalers and retail accounts primarily with the Signal Sport or Signal Artwear label, or with a customer's label or, under applicable license agreements, with the label of designers (joan vass, u.s.a. and Cynthia Rowley), sports personalities (Magic Johnson and Hank Aaron) or licensed brands (Looney Tunes, Riddell, etc.) Currently, a major portion of the products manufactured by the Company consists of products generally similar in design and composition to those produced by the Company's competition. The Company's business is therefore highly subject to competitive pressures.

     In December 1996, Barton J. Bresky was elected President and
     Chief Executive Officer of the Company. Mr. Bresky was formerly President of the Signal Artwear Division of the Company.

     Mr. Bresky has continued the Company's aggressive cost reduction program and continued the Company's focus on its core licensed character and sports businesses.

     The Company presently operates under the following strategic business unit structure:

     SIGNAL KNITWEAR BUSINESS UNIT:

     Signal Knitwear manufactures T-shirts, fleece garments, and other sportswear. Signal Knitwear is the primary source of unprinted products for other units of the Company. Signal Knitwear also provides contract sewing services to select customers.

     LICENSED SPORTS BUSINESS UNIT:

     The Licensed Sports Business Unit is engaged in selling screenprinted apparel to mid-tier and mass merchants, chain stores, sporting goods and sport specialty stores and department stores as a line of popularly priced sportswear, ranging from children's to adult sizes. This unit markets tops and bottoms from the Signal Knitwear unit and other suppliers with a variety of silkscreened and embroidered graphics derived under license from popular cartoons, colleges and professional sports leagues. Finished products are generally sold under licensed brands such as Hank Aaron Originals, Magic Johnson Originals and Riddell.

     LICENSED CHARACTER BUSINESS UNIT:

     The Licensed Character Business Unit is engaged in selling to mid-tier and mass merchants and chain stores a line of popularly priced sportswear, ranging from children's to adult sizes. This unit utilizes unprinted tops and bottoms from Signal Knitwear and other suppliers and produces its finished products through the addition of a variety of silkscreened graphics derived under license from popular cartoons, movies, and television shows, as well as original concepts produced by an internal art staff.

     HERITAGE SPORTSWEAR BUSINESS UNIT:

     Heritage Sportswear produces and sells two designer lines of tailored knits designed under license by Joan Vass and Cynthia Rowley which bear the "joan vass, u.s.a." and "Cynthia Rowley" labels, respectively. These designer lines are sold to fine specialty stores, department stores, and Joan Vass and Cynthia Rowley stores, respectively. The unit also produces knit shirts and fashion fleece products which are marketed by other units of the Company.

     SALES BY PRODUCT LINE

     The following table reflects the percentage of net sales contributed by the Company's product lines to net sales during 1996, 1995, and 1994:

                                            Percentage of
            Product Line                      Net Sales
            ------------                ------------------------
                                       1996      1995      1994
                                       ----      ----      ----
            Active sportswear           18%       32%       48%
            Screenprinted apparel       58%       51%       31%
            Women's knit apparel        24%       17%       21%

     In 1996 Walmart accounted for 14% and K-Mart accounted for 12% of total Signal sales. In 1995 and 1994 no one customer accounted for as much as 10% of sales.

     DESCRIPTION OF OPERATIONS

     The primary raw material used by the Company is yarn made from both synthetic and natural fibers which it purchases from several different suppliers. The Company also purchases finished cloth, blank garments, sewing thread, dyes and chemicals, inks, elastic, hangers, cartons and printed bags. Supplies of synthetic fibers are dependent upon the availability of petroleum, while supplies of natural fibers are dependent upon worldwide crop conditions. These factors generally have had a greater effect on price than on availability.

     Although the Company does not have formal arrangements extending beyond one year with its suppliers, the Company has not experienced any significant difficulty obtaining any raw materials from its current sources and believes that, in any event, adequate alternative sources of supply are available.

     "Signal Artwear" and "Signal Sport" are the principal registered trademarks of the Company. In addition to the license to use the "Riddell" trademark and logo, the Company is licensed to use the registered trademark "joan vass, u.s.a." in connection with women's knit apparel. The Company is also licensed to use the "Cynthia Rowley" registered trademark in connection with women's knit apparel. The Company and its various subsidiaries are licensed to use various trademarks of the National Football League, the National Basketball Association, Major League Baseball, the National Hockey League and various colleges in connection with collections of activewear. The Company is also licensed by Warner Brothers and other companies to print various cartoon, movie and celebrity characters and other graphics on garments. The Company is licensed by affiliates of well known athletes Magic Johnson and Hank Aaron to produce and sell products bearing labels with their respective names. The ability to use the foregoing trademarks is important to the implementation of the Company's strategy of expanding sales of products directed to the retail market. Sales under the license to use the "joan vass, u.s.a." trademark have represented a significant portion of the sales of the Company's Heritage Sportswear unit.

     The licenses held by the Company vary significantly in their terms and duration.

     For the Company's primary licenses with the NFL, the Company has reached an agreement in principle for the renewal of those licenses through March 31, 1998. The Company is currently in negotiation for the renewal of its licenses with the NBA scheduled to expire July 31, 1997.

     The Cynthia Rowley license has a term ending December 31, 1998 and the interim extension of the joan vass, u.s.a. license is currently scheduled to expire on August 30, 1997. Renewal negotiations are currently underway for the joan vass, u.s.a. license.

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

     During 1996, the Company sold its products to over 1,700 customers, including department stores, mass merchandisers, other retailers and specialty stores, wholesalers, distributors, screenprinters, and other manufacturers.
     Products are shipped directly from the Company's manufacturing facilities and warehouses.

     The chart below shows Signal's scheduled backorders at year-end.

     Dollars in thousands          1996      1995      1994
                                   ----      ----      ----

     Screenprinted products        4,238    11,140    12,515
     Knitwear                        518     2,941     7,050
     Heritage Sportswear           1,997     2,807     2,322
                                  ------    ------    ------
          Total                    6,753    16,888    21,887

     Scheduled order backlogs consist of orders received from customers and entered into the Company's order entry system, at which point the orders are scheduled for production. The Company expects to ship substantially all of its December 31, 1996 backlog of unfilled orders by December 31, 1997; however, orders are subject to cancellation, generally without penalty, by customers prior to shipment. The Company's backlog of orders on December 31, 1996 is not necessarily indicative of actual shipments or sales for any future period, and period-to-period comparisons from 1995 to 1996 may not be meaningful.

     The apparel industry as a whole, including the part of the industry engaged in by the Company, is highly competitive. The Company believes that the principal methods of competition in the markets in which it competes are design and styling, price and quality. The designer and brand name markets are influenced by fashion, design, color, consistent quality and consumer loyalty. Imports offer competition throughout the Company's product lines. The industry is very fragmented, and the Company's relative position in the industry is not known.

     Compliance with federal, state and local provisions which have been enacted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have not had, and are not expected to have, any material effect upon the capital expenditures, operating results, or the competitive position of the Company.

     The Company had approximately 850 employees at March 1, 1997, compared to 1,200 employees at March 1, 1996.
     The reduction of 350 employees since March 1, 1996 is the result of extensive actions to reduce costs as well as reduced manufacturing volume.

(d) All of the Company's manufacturing facilities are located in the United States. Substantially all (over 95%) of the
     Company's sales are domestic.

Item 2.   PROPERTIES

The Company operates owned and leased facilities, aggregating approximately 1,079,500 square feet of usable space. The following table sets forth certain information concerning each of these facilities:

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

HERITAGE SPORTSWEAR:

Marion, SC         164,600    Owned      Women's apparel, knit
                                         sweaters and skirts -
                                         knitting, cut and sew,
                                         and offices

Lakeview, SC        85,100    Owned      Women's apparel, knit
                                         sweaters and skirts -
                                         warehouse and
                                         distribution

New York, NY         3,900    Leased     Showroom and offices

SIGNAL ARTWEAR:

Chattanooga, TN    250,000    Leased     Screen printing -
                                         printing, warehouse,
                                         distribution and
                                         offices

IDLE FACILITIES:

LaGrange, GA       134,500    Owned

Marion, SC          29,200    Owned

Rutledge, TN        59,700    Owned

Wabash, IN          69,000    Owned

The buildings at all facilities set forth in the table above and the machinery and equipment contained therein are well maintained and are suitable for the Company's needs (see later paragraph for a discussion of the idle facilities). Substantially all of the buildings are protected by sprinkler systems and automatic alarm systems, and all are insured for amounts which the Company considers adequate. The plant in Rutledge, Tennessee is subject to mortgage liens incurred in connection with industrial development financing. The plants in New Tazewell, Tennessee, LaGrange, Georgia, Wabash, Indiana and Marion and Lakeview, South Carolina are subject to mortgage liens incurred in connection with financing with the senior lender and a principal shareholder, Walsh Greenwood and affiliates.

The Company owns several facilities, aggregating approximately
292,400 square feet, which were idle at December 31, 1996. At the present time the Company intends to sell these facilities.

As part of its strategic plan, the Company uses independent contractors to supplement the productive capacities of its own manufacturing facilities. The Company believes the production of its own facilities plus the contracted production will support the expected level of business in 1997.

Item 3.   Legal Proceedings

The Company is unaware of any material pending legal proceeding other than ordinary, routine litigation incidental to its business.

Item 4.   Submission of Matters To A Vote of Security Holders

No matters were submitted to a vote of security holders in the fourth quarter of 1996.

                                  PART II


Item 5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters


MARKET PRICES AND DIVIDENDS

                                 Quarter Ended
--------------------------------------------------------------------------------
                      March 31      June 30    September 30   December 31
                    1996  1995    1996  1995    1996  1995    1996   1995
--------------------------------------------------------------------------------
Common Stock:
 High              $8.00  $8.13   $7.38 $7.38   $4.38 $5.88   $3.75 $7.75
 Low                6.25   6.50    4.38  5.25    3.50  5.25    2.88  5.50
 Cash dividends       --     --      --    --      --    --     --     --
--------------------------------------------------------------------------------

The Company's loan agreements contain provisions which currently restrict the Company's ability to pay dividends (see Note 4 of Notes to Consolidated Financial Statements). No Common Stock dividends were declared during the five-year period ended December 31, 1996. (See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 4 of Notes to Consolidated Financial Statements.)

Shareholders of record as of March 26, 1997:
     Common    995

The Company's Common Stock is listed on the New York Stock
Exchange.


Item 6.   Selected Financial Data

SUMMARY OF SELECTED FINANCIAL DATA
Dollars in Thousands (Except Per Share Data)

                           1996      1995     1994(a)   1993       1992
--------------------------------------------------------------------------------
Net Sales                $58,808   $89,883   $95,818  $131,000   $172,194
================================================================================
Net loss                 (33,696)  (39,959)  (53,304)  (34,878)   (20,210)
================================================================================
Net loss per common
 share                     (2.91)    (3.80)    (6.88)    (4.17)     (2.41)
================================================================================
Total assets              26,167    43,229    69,448    87,914    121,280
================================================================================
Long-term obligations     66,423    57,243    49,258    26,748     72,126
================================================================================

(a)  The data includes amounts applicable to American Marketing
     Works from date of acquisition, November 22, 1994.


Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

1996 COMPARED WITH 1995

Net sales of $58.8 million for 1996 represent a decrease of 34.6% or $31.1 million when compared to the $89.9 million in net sales for 1995. This decrease is comprised of a $16.1 million reduction for undecorated activewear, a $1.7 million reduction for women's fashion knitwear and a $13.3 million reduction for screenprinted products.

Sales of undecorated activewear decreased 60.6% to $10.5 million in 1996 as compared to $26.6 million in 1995. Of the $16.1 million reduction, $9.3 million is the result of Signal's decision in the last quarter of 1995 to discontinue use of distributors, and $2.3 million is the result of reduced sales to a large customer. The Company has made the decision to concentrate its marketing efforts on screenprinted products in an effort to produce higher margin sales than can be made with undecorated activewear. As a result of this decision, it is expected that the Company's sales of undecorated activewear will continue to decline during 1997 and will no longer represent a significant share of the Company's total sales. Reduction of unit volume accounted for 85% of the total reduction of undecorated activewear sales during 1996 while reduction in average selling price accounted for the remaining 15%. The decrease in average selling price was due to a combination of product mix and unit selling price changes.

Sales of women's fashion knitwear decreased 10.8% to $13.9 million in 1996 as compared to $15.6 million in 1995. The $1.7 million sales reduction was primarily due to competition from garments selling at lower retail prices. Unit volume accounted for a $2.3 million reduction which was partially offset by an increase in average selling price. The increase in average selling price was due to a combination of product mix and unit selling price changes.

Sales of screenprinted products were $34.4 million for 1996 versus $47.7 million in 1995. The sales reduction was primarily the result of reduced sales to several large customers. Based on its sales data during 1996 as compared to 1995, the Company believes that it is seeing a shift in demand in the market for its screenprinted products away from the smaller specialty retailers and towards larger chain stores, thereby making this portion of the Company's business more dependent on a few large customers which possess significant negotiating power with regard to the terms of sale. Unit volume accounted for a $19.8 million reduction which was partially offset by an increase in average selling price. The increase in average selling price was due to a combination of product mix (including fewer closeouts in 1996) and unit selling price changes.

Gross profit was $3.8 million (6.5% of sales) in 1996 compared to $14.0 million (15.6% of sales) in 1995. The $10.2 million decrease in gross profit in 1996 was the result of decreased first quality sales and decreased manufacturing efficiencies partially offset by improved margins on first quality sales due to sales mix and decreased closeout sales.

Royalty expense related to licensed product sales was 8.2% and 7.1% of total sales for 1996 and 1995, respectively. The increase in royalty expense percentage over 1995 is the result of increased sales of licensed products relative to total sales.

Selling, general and administrative ("SG&A") expenses were 30% of sales for the years ended December 31, 1996 and 1995. Actual
SG&A expense decreased $9.5 million to $17.7 million due to the Company's aggressive cost reduction efforts.

The primary elements making up the 1996 other expense amount of $4.1 million are a $3.1 million write-down of property, plant and equipment which have been idled and/or held for resale, $.2 million in factor charges for customer late payments and $.2 million accrued severance. The primary elements making up the 1995 other expense amount of $1.3 million are $.4 million amortization of goodwill and $.1 million in factor charges for customer late payments.

The write-down of property, plant and equipment was necessary because during 1996 Signal completed the closing of the Signal
Artwear Indiana facility and moved that production to a new facility in Chattanooga, Tennessee. Additionally, the Company abandoned certain other facilities.

In December 1996, Barton J. Bresky was elected President and Chief Executive Officer of the Company. Mr. Bresky was formerly President of the Signal Artwear Division of the Company. Mr. Bresky has continued the Company's aggressive cost reduction program and continued the Company's focus on its core licensed character and sports businesses.

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

Sales of active sportswear decreased 37% to $28.9 million in 1995 as compared to $45.9 million in 1994. Of the $17.0 million reduction, $4.2 million resulted from reduced sales of Riddell products while $4.5 million is reduced sales to distributors and $2.4 million is a result of reduced sales to a large customer.
As of 1995 year-end, Signal withdrew from the distributor business. Reduction in unit volume accounted for 79% of the total reduction of active sportswear sales while reduction in average selling price accounted for the remaining 21%. The decrease in average selling price was due to a combination of product mix and unit selling price changes.

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

During 1995 Signal, in an aggressive cost reduction program, consolidated the divisional sales, merchandising and manufacturing functions into corporate functions, merging the Rutledge, Tennessee cut and sew facility into the Tazewell, Tennessee cut and sew facility, closed American Marketing Works' California facilities, announced the closing of the Signal Artwear Indiana facilities and the Company satellite art facility in Charlotte, North Carolina.

FINANCIAL CONDITION

Additional working capital was required in 1996 to fund the continued losses incurred by the Company. The Company's need was met through several transactions with the Company's principal shareholders and the senior lender. In 1996, the Company received $12.0 million from Walsh Greenwood and Company, a principal shareholder ("Walsh Greenwood"). This was to help fund the deficit during 1996. The Company is in the process of amending the Walsh Greenwood Credit Agreement dated March 31, 1995 to include the additional funds. Therefore, the Company is currently accruing interest on these additional funds at an annual rate of 25%, based on the terms of the Walsh Greenwood Credit Agreement.
At December 31, 1996, the Company had overadvance borrowings of approximately $14.1 million with its senior lender compared to $8.3 million at December 31, 1995. (Please see Note 4 to the accompanying Consolidated Financial Statements of the Company for a more detailed discussion of the discretionary overadvance facilities with the Company's senior lender).

The working capital deficit at December 31, 1996 increased $9.4 million from the prior year. The increase in the working capital deficit was primarily due to a decrease in inventories ($7.4 million), a decrease in accounts receivable ($3.6 million), an increase in the discretionary overadvance ($5.7 million) and an increase in accounts payable and accrued liabilities and interest ($2.2 million). These were partially offset by a decrease in current portion of long term debt ($9.9 million).

Accounts receivable decreased $3.6 million or 82.7% compared to the prior year, due primarily to reduced sales and the timing of funding from the Company's senior lender on factored receivables.

Inventories decreased $7.4 million or 33.6% compared to last year. Inventories decreased as a result of the Company's sale of excess and closeout inventory as well as reduced inventory in the undecorated activewear segment, resulting from the Company's focus on screenprinted products.

Total current liabilities decreased $2.0 million or 4% over year-end 1995.

Cash used in operations was $11.4 million in 1996, compared to $11.3 million used in operating activities in 1995. The net loss of $33.7 million was the primary use of funds in 1996. These items were partially offset by depreciation and amortization ($2.9 million), significantly lower inventory levels
($7.4 million), a decrease in accounts receivable ($3.6 million), an increase in accounts payable and accrued liabilities ($5.0 million) and write-down of property, plant and equipment held for sale ($2.3 million).

Cash provided by investing activities of $.2 million resulted from sales of property and equipment exceeding purchases of property, plant and equipment. There were no commitments to purchase equipment at December 31, 1996. During 1997, the Company anticipates capital expenditures of approximately $.7 million.

Cash provided by financing activities was $11.4 million in 1996. The Company borrowed an additional $12.0 million from Walsh Greenwood as well as $.8 million from other lenders. This was partially offset by principal payments on borrowings of $1.8 million.

The revolving advance account increased $.7 million from $19.6 million at year-end 1995 to $20.4 million at December 31, 1996. Under the current financing arrangement with its senior lender the Company's total outstanding obligations cannot exceed the lower of $40 million or the borrowing base as defined. At year-end, the borrowing base was $6.3 million. Therefore, approximately $14.1 million was overadvanced under the revolving advance account.

The Company and the senior lender have agreed in principle to adjust and to extend through March 31, 2000 the current credit facility. The new agreement will provide a $67,000,000 credit facility consisting of (i) a $33,000,000 revolving advance account which is similar in terms to the Company's current revolving advance account, (ii) a $34,000,000 additional facility replacing the existing $14,000,000 overadvance facility and which will provide an additional $5,000,000 of debt availability for the Company for which no additional collateral will be required, (iii) a significant reduction in the fees charged for services as a result of lowered volume guarantees and the elimination and reduction of certain other fees, and
(iv) issuance to the senior lender of warrants for 250,000 shares of Common Stock at $2.50 per share.

The Company believes that this credit agreement which is subject to final documentation will be adequate to provide for the Company's financing through at least 1997 assuming that current projections are met.

Interest expense was $10.8 million in 1996 compared to $8.3 million in 1995. Total outstanding debt averaged $61.8 million and $55.2 million for 1996 and 1995, respectively, with average interest rates of 17.5% and 15.0%. Average outstanding debt and the average interest rate increased due to the borrowings under the Walsh Greenwood Credit Agreement totalling $32.0 million with an annual interest rate of 25%. As a result of continued losses, the Company has been unable to fund its cash needs from operating activities. The Company's liquidity shortfalls were primarily funded through the additional $12.0 million advanced from Walsh Greenwood.

The Company also uses letters of credit to support some domestic sourcing of inventory and certain other obligations. Outstanding letters of credit were $1.9 million at December 31, 1996, (excluding collateral of $2.0 million pledged to the senior lender in the form of a standby letter of credit).

In January 1997, in connection with the issuance of certain substitute or replacement letters of credit (aggregating $4.5 million) with respect to which two of the Company's principal shareholders (FS Signal Associates Limited Partnership and FS Signal Associates II Limited Partnership, collectively "FS Signal Associates") have agreed to reimburse the issuer for any draws related to amounts owed by the Company, the Company entered into a Reimbursement Agreement with FS Signal Associates and a related Promissory Note for $4.5 million, each dated January 30, 1997. Under the Reimbursement Agreement and Promissory Note, the Company has agreed to repay any amounts that FS Signal Associates may be required to pay to the issuer of these letters of credit, with interest at an annual rate of 5.5% until fully repaid. The Company's obligations under the Reimbursement Agreement and Promissory Note are subordinate to its obligations to its senior lender and under the Tranche A and Tranche B Notes, and are parri passu with the Company's obligations under the Walsh Greenwood Credit Agreement.

In accordance with the Company's strategic plan to focus on its core business activities and reduce non-core operating expenses, the Company has decided to seek purchasers for its Heritage Sportswear unit and LaGrange, Georgia fabric manufacturing facility.

Potential purchasers for both the LaGrange and Heritage operations have been identified and negotiations are currently underway. The vacant Rutledge, Tennessee, and Wabash, Indiana plants are also for sale.

Total shareholders' deficit increased by $33.2 million compared to year-end 1995. The Company sustained losses of $33.7 million during 1996.

LIQUIDITY AND CAPITAL RESOURCES

As a result of continuing losses, the Company has been unable to fund its cash needs through cash generated by operations during 1995 and 1996. The Company's liquidity shortfalls from operations during these periods have been funded through several transactions with its principal shareholders and with the Company's senior lender. These transactions are detailed above in the Financial Condition section.

The Company's senior lender waived all existing loan covenant violations as of December 31, 1996. However, as the Company is not currently in compliance with certain financial covenants, all long-term debt due the senior lender is subject to accelerated maturity and as such, has been classified as a current liability in the consolidated balance sheets. If the senior lender were to accelerate the maturity of the debt, the Company would not have funds available to repay this debt.

Actions taken by the Company to improve its operations and liquidity have included: (i) the institution of an extensive cost reduction program that has reduced general and administrative expenses during 1995 and 1996 and is expected to further reduce such expenses during 1997; (ii) the sale of excess and close-out inventories during 1995 and 1996; (iii) the implementation of an inventory control program in order to eliminate the manufacture of excess goods and to more effectively utilize working capital; (iv) obtaining $20.0 million in financing under the Walsh Greenwood Credit Agreement and further financial support by Walsh Greenwood in the amount of $12.0 million in cash during 1996; and (v) further guarantees by Walsh Greenwood to the senior lender in order to support an increase in the Company's overadvance position with the senior lender. The Company believes it can improve its operating margins as a result of certain of the actions being taken. The Company has also considered the sale of certain assets. The Company closed its Rutledge, Tennessee sewing plant on November 29, 1995. The Company closed its Wabash, Indiana facility on May 30, 1996.

If the Company's sales and profit margins for 1997 do not meet projected levels, management will be required to reduce the Company's activities or seek additional capital to complete its plan for improving the Company's performance. In any event, additional capital will be required to continue the Company's operations. In order to obtain such additional capital, the Company may be required to issue securities that would dilute the interests of the stockholders of the Company.
No assurance can be given that any such additional financing will be available to the Company on commercially reasonable terms or otherwise. If sales and profit margins continue to fall below projected levels or if additional funds cannot be raised, the Company will be unable to continue as a going concern.

The Company may actively pursue the possibility of issuing a significant amount of its Common Stock in a private placement transaction exempt from registration under the Securities Act of 1933. The Company believes that any such offering may require that the shares of Common Stock issued therein be offered at a price below the then current quoted market price for such shares. The Company will continue to explore financing alternatives.

INFLATION AND CHANGING PRICES

Inflation and changing prices have not had a material effect on the Company's results of operations or financial condition during the past three years.


Item 8.   Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

     Report of Independent Public Accountants

     Consolidated Balance Sheets as of December 31, 1996 and
          December 31, 1995

     Consolidated Statements of Operations for the Years Ended
          December 31, 1996, 1995, and 1994

     Consolidated Statements of Shareholders' Equity (Deficit) for the Years Ended December 31, 1996, 1995, and 1994

     Consolidated Statements of Cash Flows for the Years Ended
          December 31, 1996, 1995, and 1994

     Notes to Consolidated Financial Statements

     Financial Statement Schedules:

          See Part IV, Item 14 (a) 2



                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Signal Apparel Company, Inc.:

We have audited the accompanying consolidated balance sheets of SIGNAL APPAREL COMPANY, INC. (an Indiana corporation) AND SUBSIDIARIES as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Signal Apparel Company, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

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


                                   /s/Arthur Andersen LLP
                                   ARTHUR ANDERSEN LLP

Chattanooga, Tennessee
March 26, 1997


CONSOLIDATED BALANCE SHEETS

Signal Apparel Company, Inc. and Subsidiaries
December 31, 1996 and 1995
(Dollars in thousands, except per share amounts)

                                             1996        1995
                                          ---------    ---------
Assets

Current assets:
  Cash and cash equivalents               $  1,713     $  1,495
  Receivables, less allowance for
    doubtful accounts of $1,573
    in 1996 and $1,703 in 1995                 755        4,358
  Inventories                               14,687       22,122
  Prepaid expenses and other                   769        1,346
                                          ---------    ---------
       Total current assets                 17,924       29,321
                                          ---------    ---------
Property, plant and equipment, at cost:
  Land                                         500          505
  Buildings and improvements                12,102       12,460
  Machinery and equipment                   32,767       37,103
                                          ---------    ---------
    Total property, plant and equipment     45,369       50,068
      Less accumulated depreciation         37,199       36,431
                                          ---------    ---------
        Net property, plant and equipment    8,170       13,637
                                          ---------    ---------
Other assets                                    73          271
                                          ---------    ---------
          Total assets                    $ 26,167     $ 43,229
                                          =========    =========

Liabilities and Shareholders' Deficit

Current liabilities:
  Accounts payable                        $  5,055     $  7,030
  Accrued liabilities                        9,003        9,834
  Accrued interest                           7,044        2,076
  Current portion of long-term debt          6,795       11,695
  Revolving advance account                 20,362       19,640
                                          ---------    ---------
    Total current liabilities               48,259       50,275
                                          ---------    ---------
Long-term debt, principally from
  related parties                           39,266       23,841
                                          ---------    ---------
Other noncurrent liabilities                 4,797        2,067
                                          ---------    ---------
Commitments and Contingencies (Notes 1,
  2, 4, 5 and 9)
Redeemable Series D Preferred Stock,
  $100,000 stated value per share,
  100 shares authorized, none out-
  standing in 1996 and 1995                     --           --
Shareholders' deficit:
  Series A Preferred Stock, $100,000
    stated value per share, 400 shares
    authorized, 327.087 shares issued and
    outstanding in 1996 and 1995
    (liquidation preference of $100,000
    per share plus cumulative unpaid
    dividends of $6,875 in 1996 and 1995)   39,584       39,584
  Series B Preferred Stock, $100,000
    stated value per share, 250 shares
    authorized, none outstanding in
    1996 and 1995                               --           --
  Series C Preferred Stock, $100,000
    stated value per share, 1,000 shares
    authorized, 317.678 shares issued
    and outstanding in 1996 and in 1995
    (liquidation preference of $100,000
    per share plus cumulative unpaid
    dividends of $4,850 in 1996 and 1995)   36,618       36,618
  Series E Preferred Stock,$1,000 stated
    value per share, 20,000 shares
    authorized, none outstanding in
    1996 and 1995                               --           --
  Common Stock, 40,000,000 shares
    authorized in 1996 and 1995,
    $.01 par value per share,
    11,578,046 shares issued in 1996
    and 11,528,046 shares issued in 1995       115          115
  Additional paid-in capital                73,507       73,012
  Accumulated deficit                     (214,862)    (181,166)
                                          ---------    ---------
          Subtotal                         (65,038)     (31,837)
  Less cost of common treasury
    shares (140,220 shares)                 (1,117)      (1,117)
                                          ---------    ---------
    Total shareholders' deficit            (66,155)     (32,954)
                                          ---------    ---------
          Total liabilities and
            shareholders' deficit         $ 26,167     $ 43,229
                                          =========    =========

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF OPERATIONS

Signal Apparel Company, Inc. and Subsidiaries
Years ended December 31, 1996, 1995, and 1994
(In thousands, except per share data)

                                 1996        1995         1994
-----------------------------------------------------------------
Net sales                   $  58,808    $  89,883    $  95,818
Cost of sales                  54,974       75,896       87,450
-----------------------------------------------------------------
  Gross profit                  3,834       13,987        8,368
Royalty expense                (4,822)      (6,362)      (3,342)
Selling, general and
  administrative expenses     (17,742)     (27,279)     (26,803)
Interest expense              (10,833)      (8,255)      (3,002)
Other expense, net             (4,133)      (1,314)      (2,044)
Write-off of goodwill              --      (10,736)     (26,481)
-----------------------------------------------------------------
  Loss before income taxes    (33,696)     (39,959)     (53,304)
Income taxes                       --           --           --
-----------------------------------------------------------------
  Net loss                    (33,696)     (39,959)     (53,304)
Less Preferred Stock dividends     --           --       (9,224)
-----------------------------------------------------------------
Net loss applicable to
  Common Stock              $ (33,696)   $ (39,959)   $ (62,528)
=================================================================
Weighted average common and
  common equivalent shares
  outstanding                  11,566       10,503        9,082
=================================================================

Net loss per common share   $   (2.91)  $    (3.80)   $   (6.88)
=================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

Signal Apparel Company, Inc. and Subsidiaries
Years ended December 31, 1996, 1995, and 1994
(Dollars in thousands, except share data)


                                  Preferred Stock                      Addt'l
                            -----------------------------   Common    Paid-In      Accum.     Treasury
                            Series A  Series B   Series C    Stock    Capital     Deficit      Stock       Total
---------------------------  -------   -------    -------    -----    -------   ----------   --------   --------
Balance, December 31, 1993   $34,164   $22,814    $     -    $  91    $68,632   $ (78,679)   $(1,117)   $ 45,905
Net loss                           -         -          -        -          -     (53,304)         -     (53,304)
Issuance of 70 shares of
  Series C Preferred Stock         -         -      7,000        -          -           -          -       7,000
Exchange of 287.678 shares
  of Series B Preferred Stock
  for 287.678 shares of
  Series C Preferred Stock         -   (22,814)    22,814        -          -           -          -           -
Cumulative accrued dividends
  on Preferred Stock           5,420         -      3,804        -          -      (9,224)         -           -
Issuance of 1,100,000 shares
  of restricted Common Stock
  in connection with the
  acquisition of American
  Marketing Works, Inc.            -         -          -       11      1,089           -          -       1,100
---------------------------  -------   -------    -------   ------    -------   ---------    -------    --------
Balance, December 31, 1994   $39,584   $     -    $33,618    $ 102    $69,721   $(141,207)   $(1,117)   $    701
Net loss                           -         -          -        -          -     (39,959)         -     (39,959)
Exercise of employee stock
  options                          -         -          -        -         97           -          -          97
Issuance of 30 shares of
  Series C Preferred Stock         -         -      3,000        -          -           -          -       3,000
Issuance of 1,310,000 shares of
  Common Stock                     -         -          -       13      2,740           -          -       2,753
Grant of 200,000 options of
  Common Stock below quoted
  market value                     -         -          -        -        454           -          -         454
---------------------------  -------     -----    -------    -----    -------   ---------    -------    --------
Balance, December 31, 1995   $39,584     $   -    $36,618    $ 115    $73,012   $(181,166)   $(1,117)   $(32,954)
Net loss                           -         -          -        -          -     (33,696)         -     (33,696)
Exercise of employee stock
  options                          -         -          -        -        200           -          -         200
Compensation expense related
  to stock options granted
  below quoted market value        -         -          -        -        295           -          -         295
---------------------------  -------     -----    -------    -----    -------   ---------    -------    --------
Balance, December 31, 1996   $39,584     $   -    $36,618    $ 115    $73,507   $(214,862)   $(1,117)   $(66,155)
===========================  =======     =====    =======    =====    =======   =========    =======    ========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Signal Apparel Company, Inc.
  and Subsidiaries
Years ended December 31, 1996, 1995, and 1994
(Dollars in thousands)

                                           1996        1995        1994
                                        ---------    ---------  ---------
Operating Activities:
  Net loss                               $(33,696)   $(39,959)  $(53,304)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities:
      Depreciation and amortization         2,924       3,708      4,653
      Loss on disposal and write-down
        of property, plant and equipment    2,340         166        251
      Write-off of goodwill                    --      10,736     26,481
      Compensation expense related to
        stock options granted below
        quoted market value                   295         454         --
      Changes in operating assets and
        liabilities, net of effects of
        business acquired:
        Decrease in receivables             3,603       2,354      5,273
        Decrease in inventories             7,435      11,229      6,858
        (Increase) Decrease in prepaid
          expenses and other                  775        (130)       330
        Increase (Decrease) in accounts
          payable and accrued
          liabilities                       4,958         118     (1,790)
                                         ---------   ---------  ---------
            Net cash used in operating
              activities                  (11,366)    (11,324)   (11,248)
                                         ---------   ---------  ---------
Investing activities:
  Purchases of property, plant and
    equipment                                (285)       (452)    (2,168)
  Proceeds from the sale of property,
    plant and equipment                       488          81         20
  Acquisition of business, less cash
    acquired                                   --          --     (1,343)
                                         ---------   ---------  ---------
            Net cash provided by
              (used in) investing
              activities                      203        (371)    (3,491)
                                         ---------   ---------  ---------
Financing activities:
  Net increase (decrease) in revolving
    advance account                           724      (9,244)     8,918
  Proceeds from borrowings                 12,533      20,000      3,000
  Principal payments on borrowings         (1,830)       (668)    (4,102)
  Principal payments on multiemployer
    withdrawal liability                     (246)       (298)      (218)
  Proceeds from issuance of stock              --       3,000      7,000
  Proceeds from exercise of stock options     200          97         --
                                         ---------   ---------  ---------
            Net cash provided by
              financing activities         11,381      12,887     14,598
                                         ---------   ---------  ---------
Increase (decrease) in cash                   218       1,192       (141)
Cash and cash equivalents at
  beginning of year                         1,495         303        444
                                         ---------   ---------  ---------
Cash and cash equivalents at
  end of year                            $  1,713    $  1,495   $    303
                                         =========   =========  =========

See accompanying notes to consolidated financial statements.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Signal Apparel Company, Inc. and Subsidiaries


1.  Summary of Significant Accounting Policies

Basis of Presentation

The Company's consolidated financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss applicable to Common Stock of $33,696,000 for the year ended December 31, 1996, and cumulative losses for the past three years of $136,183,000. The 1994 loss includes a write-down of goodwill of approximately $26,481,000 related to the acquisition of The Shirt Shed, Inc., while the 1995 loss includes a write-down of goodwill of approximately $10,736,000 related to the acquisition of American Marketing Works, Inc. ("AMW"). As a result of these losses, shareholders' equity has declined to a deficit of $66,155,000 at December 31, 1996.

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

Over 1996 and during the first quarter of 1997, the Company experienced liquidity shortfalls from operations that were resolved through advances to the Company from its principal shareholder Walsh Greenwood. The Company's continued existence is dependent upon its raising additional financing or equity funds, maintaining existing credit facilities in place and substantially improving its operating results during 1997.

Plans to improve operations include: (i) reducing general and administrative costs, (ii) focusing the Company's efforts on the screenprinting business, including licensed NFL, NBA, MLB, NHL, and various characters, (iii) reducing costs of sales through outsourcing and other measures, and (iv) the sale of idle facilities.

In order for the Company to have sufficient liquidity for it to continue as a going concern in its present form, the Company will need to raise additional funds and execute planned improvements. The Company has no assurances it will be able to raise additional funds. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustments that might become necessary should the Company be unable to continue as a going concern in its present form. There can be no assurances that the Company's operations can be returned to profitability.

Nature of Operations

The Company manufactures and markets activewear in juvenile, youth and adult size ranges and upscale knit apparel for the ladies' market. The Company's products are sold to wholesalers and retail accounts, primarily in the United States.

Principles of Consolidation

The consolidated financial statements include the accounts of Signal Apparel Company, Inc. ("Signal") and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

Revenue is recognized when the Company's products are shipped to its customers.

Cash and Cash Equivalents

Cash and cash equivalents include all cash and investments with original maturities of three months or less.

Inventories

Inventories are stated at the lower of first-in, first-out (FIFO) cost or market for all inventories. For discontinued and closeout inventories, the Company evaluates the need for write-downs on an item by item basis. Market value for finished goods and blank (unprinted) goods is net realizable value.

Property, Plant and Equipment

Depreciation of property, plant and equipment is provided over the estimated useful lives of the assets principally using accelerated methods. Assets under capital leases are included in property, plant and equipment, and amortization of such assets is included with depreciation expense. The estimated useful lives of the assets range from 4 to 32 years for buildings and improvements and from 3 to 10 years for machinery and equipment. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation and amortization of property, plant and equipment for financial statement purposes amounted to $2,924,000 in 1996, $3,353,000 in 1995, and $3,635,000 in 1994.
The Company has idle facilities in LaGrange, Georgia, Marion, South Carolina, Rutledge, Tennessee, and Wabash, Indiana.
At December 31, 1996, the Company had idle property, plant and equipment held for sale with a net book value of approximately $4,336,000. The Company has written the property, plant and equipment down to its estimated fair value less estimated costs to sell. A $1,845,000 write-down has been included in other expense for 1996 in the Consolidated Statement of Operations. The Company plans to relocate certain machinery and equipment, and has written the property, plant and equipment down to its estimated net realizable value.

Net Loss Per Common Share

The net loss per common share is based on the weighted average number of common shares outstanding during each year after giving effect to dividend requirements of the preferred stock. Effects of the Company's Common Stock equivalents (see Note 5) have been excluded from the per share computations as they are anti-dilutive for all periods presented.

Stock-Based Compensation

The Company accounts for its stock-based compensation plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). Effective in 1996, the Company adopted the disclosure option of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires companies that do not choose to account for stock-based compensation as prescribed by the statement to disclose the pro forma effects on net income and earnings per share as if SFAS No. 123 had been adopted. Additionally, certain other disclosures are required with respect to stock-based compensation and the assumptions used to determine the pro forma effects of SFAS No.
123.  See Note 5 for disclosures required under SFAS No. 123.

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

With regard to credit-approved sales, the factor accepts the credit risk for nonpayment due to financial inability to pay. With regard to noncredit approved sales, the Company accepts all credit risk of nonpayment for any reason. At December 31, 1996, the factor had outstanding receivables from the Company's sales totaling $6.1 million, of which $2.8 million was not credit-approved by the factor. The Company performs ongoing credit evaluations of those customers carried at its own risk and generally does not require collateral for such receivables. The Company maintains an allowance for doubtful accounts at a level which management believes is sufficient to cover potential credit losses.

In 1996 Walmart accounted for 14% and K-Mart accounted for 12% of net sales. In 1995 and 1994, no one customer accounted for more than 10% of net sales.

Goodwill

In connection with the 1994 acquisition of AMW, the Company recorded goodwill for the excess of the cost over the net assets acquired. In 1995, the Company determined that the goodwill related to the acquisition of AMW had been impaired. This impairment was due to operating losses by AMW, the loss of significant licenses, shortfalls in sales projections, and the uncertainty about AMW's return to profitability. As a result, the unamortized balance of the AMW goodwill was written off.

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

Reclassifications

Certain reclassifications have been made in the fiscal 1995 and 1994 financial statements to conform with the 1996 presentation.

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

The results of operations of AMW are included in the accompanying financial statements from the date of acquisition. The following summarized unaudited pro forma financial information gives effect to the acquisition as if it had occurred on January 1, 1994 and has been prepared for comparative purposes only. The information does not purport to be indicative of the results of operations had the transaction been in effect on the date indicated or which may occur in the future:


                                          Year Ended
     Dollars in Thousands                December 31,
     (except per share data)                 1994
                                             ----
                                          (unaudited)
     Net sales                             $125,603
     Net loss applicable to
       common shareholders                   71,407
     Net loss per common share                 6.99

3.  Inventories

  Inventories consisted of the following at December 31, 1996 and 1995:

(Dollars in thousands)            1996            1995
-----------------------------------------------------------------
   Raw materials                 $   794        $  1,343
   Work in process                 2,060           2,855
   Finished goods                 11,383          16,742
   Supplies                          450           1,182
-----------------------------------------------------------------
                                 $14,687         $22,122
=================================================================

4.  Debt

Debt consisted of the following at December 31, 1996 and 1995:

(Dollars in thousands)                        1996       1995
-----------------------------------------------------------------
Senior obligations:

  Revolving advance account under
    credit facility -- interest payable
    monthly at the alternate base rate
    (as defined) plus 1.25% (9.5% at
    December 31, 1996); secured by
    accounts receivable, inventories
    and certain machinery and equipment    $20,362     $19,640

  Senior term note -- interest payable
    monthly at the alternate base rate
    (as defined) plus 1.5% (9.75% at
    December 31, 1996); secured by real
    estate; payable in equal monthly
    installments of $17,600 over a
    period through July 1999 with a
    balloon payment due August 1999            995       1,209

  Senior term note -- interest payable
    monthly at the alternate base rate
    (as defined) plus 1.5% (9.75% at
    December 31, 1996); secured by
    accounts receivable, inventories,
    and machinery and equipment; payable
    in equal monthly installments of
    $49,500 over a period through
    July 1999 with a balloon payment
    due August 1999                          2,576       3,394

  Tranche A note to related party --
    interest payable monthly at the
    commercial paper rate (as defined)
    plus 4.75% (10.7% at December 31,
    1996); secured by certain machinery
    and equipment and certain issued
    and outstanding stock; payable
    on January 1, 1998                       4,750       4,750

  Tranche B note to related party --
    interest payable monthly at the
    commercial paper rate (as defined)
    plus 7.65% (13.6% at December 31,
    1996); secured by certain machinery
    and equipment and certain issued
    and outstanding stock; payable on
    January 1, 1998                          1,750       1,750

  Senior secured subordinated promissory
    note to related party -- interest at
    25% (15% payable quarterly and 10%
    payable at maturity); secured by a
    second lien on accounts receivable,
    inventory, machinery and equipment,
    and certain real estate; payable on
    March 31, 1998                          32,049      20,000


Subordinated debt to related party           3,000       3,000

Obligations under capital leases               278         386

Mortgage notes payable                         314         347

Other                                          349         700
-----------------------------------------------------------------

Total                                       66,423      55,176

  Less: Current portion of
          long-term debt                     6,795      11,695
        Revolving advance account           20,362      19,640
-----------------------------------------------------------------

Long Term Debt, excluding current
  portion and revolving advance account     39,266      23,841
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

The senior lender has agreed to allow certain discretionary overadvances in excess of the borrowing base. At December 31, 1996, the discretionary overadvance facilities aggregated $14,072,000, $4,000,000 of which is secured by a collateral pledge by two principal shareholders, FS Signal Associates II and Walsh Greenwood. All such overadvance facilities with the senior lender are discretionary. The balance of $10,072,000 is guaranteed by the principal shareholder, Walsh Greenwood. The collateral pledge may only be repaid after repayment of all outstanding borrowings under the discretionary overadvance facility from the senior lender. Such overadvances are classified in the revolving advance account.

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

The current financing arrangement requires, among other things, the maintenance of minimum amounts of working capital, cumulative pretax operating results and net worth, and also limits the Company's ability to pay dividends and limits the amount of indebtedness the Company may incur. As of December 31, 1996, the Company was not in compliance with various covenants of the credit facility. Due to the Company's noncompliance with certain financial covenants, all long-term debt with the senior lender is classified as a current liability in the accompanying consolidated balance sheets at December 31, 1996.

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

In connection with the acquisition of AMW, the Company assumed two promissory notes ("Tranche A" and "Tranche B"). The notes are secured by a first lien on AMW's machinery and equipment. Additionally, the Company pledged all of the issued and outstanding stock of AMW to this lender as collateral. A principal shareholder, FS Signal Associates II, pledged 500,000 shares of the Company's Common Stock to this lender to secure AMW's obligations. Another shareholder, KKEP pledged 1,400,000 shares of the Company's Common Stock to this lender, also. The Tranche A and Tranche B notes were bought by an affiliate of Walsh Greenwood in September 1996.

Effective March 31, 1994, the Company signed a promissory note for $3,000,000 with a related party, FS Signal Associates I. The promissory note is due on April 30, 1997, subject to the terms of the subordination agreement with the Company's senior lender. Interest is payable at maturity at the prime rate, as defined, plus 3%. In connection with this promissory note, accrued interest payable at maturity to FS Signal Associates I was approximately $989,000, $638,000 and $276,000 at December 31,
1996, 1995 and 1994, respectively.

On March 31, 1995, the Company executed the Walsh Greenwood Credit Agreement with Walsh Greenwood and affiliates. The related promissory note had an original face amount of $15,000,000, was amended to $20,000,000 at December 31,
1995, and as a result of Walsh Greenwood's advance to the Company of $12,049,000 in 1996 is currently being amended to $32,049,000. The credit agreement, as amended, matures on March 31, 1998 and may be prepaid in whole or in part at any time. Interest is at a fixed rate of 25% of the face amount. Interest at the rate of 15% is payable quarterly. The remaining 10% is payable on March 31, 1998. If any principal or interest payment is not paid when due, the overdue amount earns interest at an annual rate of 27% until such amount is paid. The Company did not pay any interest currently due in 1996 and is accruing interest on this past due amount at 27%. Funds prepaid cannot be redrawn. The promissory note is secured by a security interest immediately after the security interest of the Company's senior lender and a first lien on any acquisition.
The funds received from the promissory note could only be used for working capital requirements and could not be used to repay any principal on debt with the Company's senior lender. The credit agreement prohibits, among other things, the payment of cash dividends to any class of stock, except required dividends on the Company's Preferred Stock.

As additional conditions to the extension of credit under this agreement, the Company obtained an agreement from the holders of the Company's Preferred Stock (i) to waive accrual and payment of all future dividends and dividend accumulations from January 1, 1995 until the earlier of January 1, 2001, or such time as all outstanding principal and interest under the credit agreement with Walsh Greenwood and affiliates has been paid in full and
(ii) to grant the Company the right, upon payment in full of all principal and interest due under the credit agreement with Walsh Greenwood and upon repayment of $6,500,000 in outstanding Tranche A and Tranche B notes, to redeem all of the Company's outstanding Preferred Stock with shares of the Company's Common Stock valued for such purposes at $7.00 per share. Such right of redemption extends until June 30, 1998. In the event the Company files for bankruptcy protection, the waiver on dividend accumulation and accrual would be of no force and effect. Based on this agreement, the Company considers the waiver to be permanent in nature and dividends have not been accrued since January 1, 1995.

In connection with the Walsh Greenwood Credit Agreement, the portion of accrued interest payable due at maturity was approximately $4,447,000 at December 31, 1996, which is classified as an other noncurrent liability in the accompanying consolidated balance sheets. Accrued interest currently payable at December 31, 1996, (including past due interest) was approximately $5,575,000. As of December 31, 1996, Walsh Greenwood agreed to waive certain defaults by the Company under the Walsh Greenwood Credit Agreement, including payment (but not the accrual) of interest charges and compliance with financial covenants through January 1, 1998.

Subsequent to December 31, 1996, the Company received $5,385,000 in additional advances from Walsh Greenwood. These amounts are expected to be considered additional funding under the Walsh
Greenwood Credit Agreement.

Interest expense in the Consolidated Statements of Operations includes accrued interest to related parties of $7,119,000, $3,852,000, and $298,000 during 1996, 1995, and 1994, respectively.

The Company made cash payments for interest of $2,649,000, $4,634,000, and $2,674,000 during 1996, 1995, and 1994, respectively. The aggregate future scheduled maturities of debt for the five years subsequent to December 31, 1996, are as follows: 1997 - $27,157,000; 1998 - $38,750,000;
1999 - $191,000; 2000 - $132,000; 2001 -$114,000.

5.  Capital Stock

On May 11, 1995, the shareholders approved an amendment to the Company's 1985 Stock Option Plan to increase the number of shares of Common Stock available for grant thereunder from 1,160,000 to 1,910,000 shares. The options have a term of 10 years and vest over periods from one to four years from date of grant.

The Company accounts for its stock-based compensation under APB No. 25, under which no compensation expense has been recognized for stock options granted with exercise prices equal to the fair value of the Company's Common Stock on the date of grant. The Company adopted SFAS No. 123 for disclosure purposes only in 1996. For SFAS No. 123 purposes, the fair value of each employee option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1996 and 1995, respectively: risk-free interest rate of 6.52% and 6.40%, expected life of 5.0 and 5.4 years, expected dividend yield of 0% and expected volatility of 46% for 1996 and 1995. Using these assumptions, the fair value of the employee stock options granted in 1996 and 1995 is $913,000 and $967,000, respectively, which would be amortized as compensation expense over the vesting period of the options. Compensation expense recognized under APB No. 25 in 1996 and 1995 was $295,000 and $454,000, respectively. Had compensation cost for the plan been determined in accordance with SFAS No. 123, utilizing the assumptions detailed above, the Company's pro forma net loss would have been $34,314,000 and $40,472,000 for the years ended December 31, 1996 and 1995, respectively. Pro forma net loss per share would have been $2.97 and $3.85 for the years ended December 31, 1996 and 1995, respectively.

The pro forma effect on net loss in this pro forma disclosure may not be representative of the pro forma effect on net loss in future years because it does not take into consideration expense related to grants made prior to 1995.

A summary of the Company's stock option activity for 1996, 1995 and 1994 is as follows:


                                  1994              1995              1996
                             ---------------   ---------------   ---------------
                                    Weighted          Weighted          Weighted
                                     Average           Average           Average
                                    Exercise          Exercise          Exercise
                              Shares   Price    Shares   Price    Shares   Price
                             --------   ----   --------   ----   --------   ----
Outstanding at beginning
  of year                     498,500   7.06    483,500   6.27    760,236   5.47
    Granted, at market price  150,000   4.50    305,000   5.60     18,000   6.19
    Granted, at below market
      price                         0   0.00    200,000   4.00     52,500   4.48
    Exercised                       0   0.00    (13,750)  7.06    (50,000)  4.00
    Canceled or expired      (165,000)  7.07   (214,514)  5.98   (287,136)  5.90
                             --------   ----    -------   ----    -------   ----
Outstanding at end of year    483,500   6.27    760,236   5.47    493,600   5.29
                             --------   ----    -------   ----    -------   ----
Exercisable at end of year    160,625   7.06    201,786   6.30    433,825   5.31
Weighted average fair value
  of options granted, at
  market price                  N/A               $3.25             $3.27
Weighted average fair value
  of options granted, at
  below market price            N/A               $4.01             $3.30

There are 493,600 options outstanding at December 31, 1996, including 227,500 having exercise prices between $3.00 and $4.00, with a weighted average exercise price of $3.91 and a weighted average remaining contractual life of 8.3 years. Of these options, 200,000 are exercisable at a weighted average exercise price of $4.00. The remaining 266,100 options have exercise prices between $5.00 and $7.06, with a weighted average exercise price of $6.46 and a weighted average remaining contractual life of 7.4 years. Of these options, 233,825 are exercisable at a weighted average exercise price of $6.43.

Subsequent to year-end, the Company approved the issuance of 1,449,000 stock options to substantially all of its employees. These options have an exercise price equal to the quoted market price on the date of the grant and are exercisable for five years from the grant date. The vesting periods on the grants range from one to three years.

Under the restated articles of incorporation, the Company has the authority to issue 1,600,000 shares of preferred stock having no par value, issuable in series, with the designation, powers, preferences, rights, qualifications and restrictions to be established by the board of directors. At December 31, 1996, the Company had authorized 400 shares of Series A Preferred Stock, 250 shares of Series B Preferred Stock, 1,000 shares of Series C Preferred Stock, 100 shares of Series D Preferred Stock and 20,000 shares of Series E Preferred Stock.

The Series A Preferred Stock bears a 15% cumulative, undeclared dividend, compounded quarterly, and is senior to all other classes or series of the Company's equity securities in all regards, including dividends, distributions and redemptions. The Series B Preferred Stock bears a 12.5% cumulative, undeclared dividend, compounded quarterly, and is junior to the Company's Series A Preferred Stock, but senior to all other equity of the Company in all regards, including dividends, distributions and redemptions. The Series C Preferred Stock bears a 12.5% cumulative, undeclared dividend, compounded quarterly; is junior to the Company's Series A Preferred Stock and is equivalent with the Company's Series B Preferred Stock, but senior to all other equity of the Company in all regards, including dividends, distributions and redemptions. The Series A, B, and C Preferred Stock have a stated value of $100,000 per share and a liquidation preference of $100,000 per share, plus cumulative unpaid dividends. See Note 6 for discussion of the Series D Redeemable Preferred Stock.

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

The Series A, B, C, D and E shareholders' voting rights are limited to certain consent actions as defined in the Preferred
Stock certificates. At December 31, 1996, there were no shares of the Series B, D or E Preferred Stock outstanding.

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

In 1993, the Company, FS Signal and Walsh Greenwood entered into a restructuring agreement pursuant to which outstanding debt and unpaid fees owed to Walsh Greenwood and FS Signal were canceled and extinguished. Also, the outstanding warrants issued in connection with all such debt were canceled. In consideration of this cancellation, the Company issued shares of Preferred Stock at the rate of one share of Preferred Stock per $100,000 principal amount of debt extinguished, together with fractional shares of such stock in consideration of accrued interest which was extinguished. This resulted in the issuance of an aggregate of 176.587 shares of Series A Preferred Stock and 217.678 shares of Series B Preferred Stock. As an inducement to Walsh Greenwood and FS Signal to enter into the restructuring agreement, the Company issued warrants to acquire 675,000 shares of Common Stock at a price of $7.06 per share to Walsh Greenwood and warrants to acquire an aggregate of 2,047,500 shares of Common Stock at a price of $7.06 per share to FS Signal. The Company also agreed to make available, by private placement, up to 200 additional shares of Series A Preferred Stock at a price of $100,000 per share. As an inducement to purchase such Preferred Stock, the Company granted FS Signal a warrant to acquire up to 2,000,000 additional shares of Common Stock at $7.06 per share, which vests at the rate of 100,000 warrant shares per $1,000,000 invested in Preferred Stock. As of December 31, 1996, FS Signal had invested an additional $15,050,000 in the Company in the form of purchases of 150.5 shares of such Series A Preferred Stock, and warrants to acquire 1,500,000 shares of Common Stock had vested.

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

In January 1995, Walsh Greenwood made an equity investment in the Company of $3,000,000 for which they received 30 shares of Series C Preferred Stock. In connection with this investment, the Company issued warrants to Walsh Greenwood to purchase 300,000 shares of the Company's Common Stock at an exercise price of $7.625 per share. Such warrants expire on February 1, 2000.

In conjunction with the Walsh Greenwood Credit Agreement (Note
4), in 1995 the Company issued warrants to Walsh Greenwood to purchase 4,000,000 shares of Common Stock. Of these, warrants to purchase 2,000,000 shares have an exercise price of $2.25 per share expiring on March 31, 1998. Such warrants vested as funds were drawn at the rate of 100,000 warrants for each $1,000,000 drawn. Additionally, Walsh Greenwood received warrants to purchase 2,000,000 shares with an exercise price at a 25% discount to the 20-day average trading price in December 1996 ($2.32 per share). These warrants vested upon issuance and are exercisable for a period of three years commencing on January 1, 1997. In connection with the $12,049,000 advance the Company by Walsh Greenwood in 1996, it is expected that Walsh Greenwood will receive, in 1997, warrants to purchase 2,400,000 shares of Common Stock.
The warrants will be adjusted for dilution caused by certain dilutive transactions. Additionally, the warrants have registration rights no more favorable than the equivalent provisions in the currently outstanding warrants issued to principal shareholders of the Company, except that the registration rights shall include three demand registrations.

Pursuant to the acquisition of American Marketing Works, Inc.
(AMW), the Company issued 1,410,000 shares of the Company's
Common Stock (Note 2).

On November 5, 1995, Marvin and Sherri Winkler and MW Holdings agreed to convert outstanding promissory notes totaling approximately $2,434,000 into 1,000,000 unregistered shares of the Company's Common Stock. The Company agreed to use its best efforts to include such shares in the next registration statement under the Securities Act of 1933 that the Company files, and, if such registration does not occur by November 1996, the Company agreed to pay interest at the rate of 7% per annum on the value of the unregistered shares (half of said interest to be paid in cash, half to be paid in shares of Common Stock) until such shares are registered or disposed of. The Company has not registered the 1,000,000 shares.

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

A summary of the Company's warrant activity for 1996, 1995 and 1994 is as follows:

                                 1994               1995              1996
                          -----------------    ---------------   ---------------
                                   Weighted           Weighted          Weighted
                                    Average            Average           Average
                                   Exercise           Exercise          Exercise
                            Shares    Price     Shares   Price    Shares   Price
                           ---------  -----    ---------  ----   ---------  ----
Outstanding at beginning
  of year                  5,093,673   7.25    5,454,560  7.23   9,754,560  5.22
    Issued, at market price        0   0.00      300,000  7.63           0  0.00
    Issued, at above market
      price                  632,060   8.54            0  0.00           0  0.00
    Issued, at below market
      price                        0   0.00    4,000,000  2.28           0  0.00
    Canceled or expired     (271,173) 10.56            0  0.00           0  0.00
                           ---------  -----    ---------  ----   ---------  ----
Outstanding at end of year 5,454,560   7.23    9,754,560  5.22   9,754,560  5.22
                           ---------  -----    ---------  ----   ---------  ----
Exercisable at end of year 4,954,560   7.25    9,254,560  5.12   9,254,560  5.12

Of the 9,754,560 warrants outstanding at December 31, 1996, 4,000,000 have exercise prices between $2.25 and $2.32, with a weighted average exercise price of $2.28 and a weighted average remaining contractual life of 2.1 years. All of these warrants are exercisable. The remaining 5,754,560 warrants have exercise prices between $7.06 and $11.61, with a weighted average exercise price of $7.25 and a weighted average remaining contractual life of 1.9 years. Of these warrants, 5,254,560 are exercisable at a weighted average exercise price of $7.27.

6.   Redeemable Preferred Stock

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

7.  Income Taxes

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

There was no income tax provision or benefit recorded during the years ended December 31, 1996, 1995, and 1994 due to the losses sustained by the Company.

Deferred income tax assets and liabilities for 1996 and 1995 reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting and income tax reporting purposes. The Company has established a valuation allowance for the entire amount of the net deferred tax asset due to the uncertainty regarding the realizability of these assets. Temporary differences and carryforwards which give rise to deferred tax assets at December 31, 1996 and 1995 are as follows (in thousands):

                                            1996      1995
                                            ----      ----

     Deferred tax assets:
       Tax loss carryforwards             $73,140   $61,767
       Inventory reserves                   1,346     1,208
       Other reserves                       1,740     1,859
       Multi-employer withdrawal liability    435       492
       Other                                2,690     2,230
                                          --------  --------
          Total deferred tax assets        79,351    67,556
     Valuation allowance                  (78,635)  (66,602)
     Deferred tax liabilities:
        LIFO to FIFO change                  (716)     (954)
                                          --------  --------
     Net deferred tax asset               $     0   $     0
                                          ======== =========

The Company and its subsidiaries file a consolidated federal income tax return. At December 31, 1996, the Company had tax loss carryforwards of approximately $192,000,000 which expire in years 1999 through 2011 if not utilized earlier. At the time Shirt Shed and AMW were acquired, they had tax loss carryforwards of $17,400,000 and $11,800,000, respectively, which are included above. These tax loss carryforwards are subject to annual limitations imposed for the change in ownership (as defined in Section 382 of the Internal Revenue Code) and application of the consolidated income tax return rules.

The Company did not pay any income taxes in 1996, 1995 and 1994.

8.  Pension and Retirement Plans

The Company sponsors defined contribution plans for employees. The Company makes contributions to the plans equal to a percentage of the participants' contributions within certain limitations. The Company recognized expense related to these plans of $124,000 in 1996, $109,000 in 1995, and $154,000 in
1994.  The Company's policy is to fund amounts accrued annually.

Certain former employees of Signal participate in a defined benefit pension plan negotiated with a union (multi-employer plan) that no longer represents any employee of the Company. The total multiemployer withdrawal liability was $1,146,000 and $1,294,000 at December 31, 1996 and 1995, respectively.

9.  Commitments and Contingencies

Operating Leases

The Company occupies certain manufacturing facilities, sales and administrative offices and uses certain equipment under operating lease arrangements. Rent expense aggregated approximately
$1,263,000 in 1996, $1,729,000 in 1995, and $2,205,000 in 1994.

Approximate future minimum rental commitments for all noncancelable operating leases as of December 31, 1996 are as follows (dollars in thousands):

                 1997               $ 1,089
                 1998                   943
                 1999                   287
                 2000                    39
                 2001                    29
                                    -------
                                    $ 2,387
                                    =======

Real estate taxes, insurance, and maintenance expense are generally obligations of the Company.

Letters of Credit Supported by Related Parties

The Company uses letters of credit (which are supported by commitments from entities controlled by Walsh Greenwood and FS Signal) to assist the Company in purchasing inventory, maintaining licenses and other matters. Subsequent to December 31, 996, the Company entered into a Reimbursement Agreement and a Promissory Note with FS Signal whereby the Company agreed to repay amounts that FS Signal pays in support of these letters of credit. At December 31, 1996, the Company had $490,000 in accrued liabilities due to FS Signal for creditor drawdowns on these letters of credit which were repaid by FS Signal in 1996.

Royalty and Other Commitments

Pursuant to the terms of various license agreements, the Company is obligated to pay future minimum royalties of approximately $1,900,000 due in 1997. The Company has estimated that certain guaranteed royalties will not be met through the normal course of business and has accrued approximately $1,000,000 at December 31, 1996 to cover such guarantees.

Legal Proceedings

The Company is a party to various legal proceedings incidental to its business. The ultimate disposition of these matters is not presently determinable but will not, in the opinion of management, have a material adverse effect on the Company's financial condition or results of operations.

10.   Fair Value of Financial Instruments

The carrying amount of cash, receivables and short-term payables approximates fair value because of the short maturity of these financial instruments. Due to the current financial condition (Note 1) and the ongoing attempts to raise additional funds, it is not practical to estimate the fair value of the Company's debt.

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure

      Not Applicable


                                 PART III

Those portions of the Company's Proxy Statement for its 1997
Annual Meeting of Shareholders described below are incorporated herein by reference.


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



                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors
and Shareholders of Signal Apparel Company, Inc.:



We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Part II, Item 8 of this Form 10-K and have issued our report thereon dated March 26, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. Our report on the consolidated financial statements includes an explanatory paragraph with respect to the Company's ability to continue as a going concern as described in Note 1 to the financial statements. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                            /s/Arthur Andersen LLP
                            ARTHUR ANDERSEN LLP



Chattanooga, Tennessee
March 26, 1997


                       SIGNAL APPAREL COMPANY, INC.
                             AND SUBSIDIARIES

              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                          (Dollars in Thousands)

                                                 Additions
                                            ---------------------
                                 Balance at Charged to                            Balance
                                  Beginning  Costs and                             at End
                                  of Period    Expense     Other    Deductions   of Period
                                  ---------   --------    -------     -------     -------
Year ended December 31, 1996
 Deducted from asset accounts:
  Allowance to reduce inventories
   to net realizable value          $ 3,179    $ 2,355    $           $ 1,990     $ 3,544
  Allowance for doubtful accounts     1,703         55                    185 (1)   1,573
                                    -------    -------    -------     -------     -------
                                    $ 4,882    $ 2,410    $           $ 2,175     $ 5,117
                                    =======    =======    =======     =======     =======

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
                                    =======    =======    =======     =======     =======

Year ended December 31, 1994
 Deducted from asset accounts:
  Allowance to reduce inventories
   to net realizable value          $ 7,886    $ 7,675    $           $ 9,628     $ 5,933
  Allowance for doubtful acco         1,060        710        256 (2)     239 (1)   1,787
                                    -------    -------    -------     -------     -------
                                    $ 8,946    $ 8,385    $   256     $ 9,867     $ 7,720
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

          (3.1) Copy of Restated Articles of Incorporation, as amended November 15, 1995. Incorporated by reference to Exhibit
3-1 to Form 10-K for the year ended December 31, 1995.

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

          (10.11) January 24, 1992 Letter Amendment to Factorin Agreements dated as of (i) May 23, 1991 between the Company and BNY Financial Corporation and (ii) July 25, 1991, between The Shirt Shed, Inc. and BNY Financial Corporation. Incorporated by reference to Exhibit 10-14 to Form 10-K for the year ended December 31, 1992.

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

          (10.48) Letter Amendment dated November 7, 1995 amending the Factoring Agreements dated as of May 23, 1991 by and between BNY Financial Corp. and the Company, dated July 25, 1991 by and between BNY Financial Corp. and Shirt Shed and dated November 22, 1994 by and between BNY Financial Corp. and AMW waiving compliance with certain provisions thereof. Incorporated by reference to Exhibit 10-48 to Form 10-K for the year ended December 31, 1995.

          (10.49) Letter Amendment dated March 14, 1996 amending the Factoring Agreements dated ass of May 23, 1991 by and between BNY Financial Corp. and the Company, and dated July 25, 1991 by and between BNY Financial Corp. and Shirt Shed waiving compliance with certain provisions thereof. Incorporated by reference to
Exhibit 10-49 to Form 10-K for the year ended December 31, 1995.

          (10.50) Letter Amendment dated March 29, 1996, amending the Factoring Agreements dated as of May 23, 1991, by and between BNY Financial Corp. and the Company, and dated July 25, 1991, by and between BNY Financial Corp. and Shirt Shed waiving compliance with certain provisions thereof. Incorporated by reference to
Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 1996.

          (10.51) Letter Amendment dated April 24, 1996, amending the Factoring Agreements dated as of May 23, 1991, by and between BNY Financial Corp. and the Company, and dated July 25, 1991, by and between BNY Financial Corp. and Shirt Shed, amending certain provisions thereof. Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 1996.

          (10.52) Letter Amendment dated August 9, 1996, amending the Factoring Agreements dated as of May 23, 1991, by and between BNY Financial Corp. and the Company, and dated July 25, 1991, by and between BNY Financial Corp. and Shirt Shed waiving compliance with certain provisions thereof. Incorporated by reference to
Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 1996.

          (10.53) Letter Amendment dated October 31, 1996, amending the Factoring Agreements dated as of May 23, 1991, by and between BNY Financial Corp. and the Company, and dated July 25, 1991, by and between BNY Financial Corp. and Shirt Shed waiving compliance with certain provisions thereof. Incorporated by reference to Exhibit 10 to Form 10-Q for the quarter ended September 30, 1996.

          (10.54) Letter Amendment dated March 19, 1997, amending the Factoring Agreements dated as of May 23, 1991, by and between BNY Financial Corp. and the Company, and dated July 25, 1991, by and between BNY Financial Corp. and Shirt Shed waiving compliance with certain provisions thereof.

          (10.55) Warrant Certificate covering 100,000 shares of Common Stock of the Company, issues to BNY Financial Corporation in connection with transactions related to the Company's acquisition of American Marketing Works, Inc. Incorporated by reference to Exhibit 10-13 to current report on Form 8-K dated November 22, 1994.

          (10.56) Amended and Restated Credit Agreement dated as of February 16, 1995 among American Marketing Works, Inc., certain Lenders and Greyrock Capital Group, Inc. Incorporated by reference to Exhibit 10-48 to Form 10-K for the year ended December 31, 1995.

          (10.57) Tranche A Note of American Marketing Works,
Inc. for $4,750,000 to Greyrock Capital Group, Inc. dated
February 16, 1993. Incorporated by reference to Exhibit 10-49 to
Form 10-K for the year ended December 31, 1995.

          (10.58) Tranche B Note of American Marketing Works,
Inc. for $1,750,000 to Greyrock Capital Group, Inc. dated
February 16, 1993. Incorporated by reference to Exhibit 10-50 to
Form 10-K for the year ended December 31, 1995.

          (10.59) Security Agreement dated February 16, 1993 between American Marketing Works, Inc. and Greyrock Capital
Group, Inc. Incorporated by reference to Exhibit 10-51 to Form
10-K for the year ended December 31, 1995.

          (10.60) Guaranty and Security Agreement dated as of November 22, 1994 between the Company and Greyrock Capital Group, Inc. guaranteeing the obligations of American Marketing Works, Inc. to Greyrock Capital Group, Inc. Incorporated by reference to
Exhibit 10-52 to Form 10-K for the year ended December 31, 1995.

          (10.61) Guaranty and Security Agreement dated as of November 22, 1994 between The Shirt Shed and Greyrock Capital Group, Inc. guaranteeing the obligations of American Marketing Works, Inc. to Greyrock Capital Group, Inc. Incorporated by reference to Exhibit 10-53 to Form 10-K for the year ended December 31, 1995.

          (10.62) Agreement dated as of March 31, 1995 among AMW, The Shirt Shed, the Company, certain lenders and Greyrock Capital Group, Inc. amending the Amended and Restated Credit Agreement dated as of February 16, 1993 between AMW, certain lenders and Greyrock. Incorporated by reference to Exhibit 10-8 to Form 10-Q for the quarter ended March 31, 1995.

          (10.63) License Agreement between the Company, The Shirt Shed, Inc. and LCA Entertainment (as agent for DC Comics, Inc.) dated as of February 1, 1991, regarding exclusive rights to use certain elements from "BATMAN II" sequel motion picture, "BATMAN" comic books and planned "BATMAN" television series in connection with certain categories of apparel products. Incorporated by reference to Exhibit 10-4 to Form 10-K for the year ended December 31, 1991.

          (10.64)Warrant Purchase Agreement, dated as of March 1,
1991, between the Company, The Shirt Shed, Inc. and Licensing
Corporation of America.  Incorporated by reference to Exhibit
10-25 to Form 10-K for the year ended December 31, 1991.

          (10.65) Warrant No. 002 issued to Licensing Corporation of America, covering 193,386 shares of the Company's Common Stock, dated as of July 27, 1991 and expiring July 22, 2001. Incorporated by reference to Exhibit 10-1 to the Form 10-Q for the quarter ended September 30, 1994.

          (10.66) Warrant No. 003 issued to Licensing Corporation of America, covering 38,674 shares of the Company's Common Stock, dated as of April 30, 1993 and expiring April 30, 2003.
Incorporated by reference to Exhibit 10-2 to the Form 10-Q for the quarter ended September 30, 1994.

          (10.67) Restructuring Agreement, dated as of August 13,
1993 by and among the Company, FS Signal Associates, and Walsh
Greenwood & Co. Incorporated by reference to Exhibit 10-3 to Form
10-Q for the quarter ended September 30, 1993.

          (10.68) Waiver Letter, dated as of June 12, 1992, pertaining to Credit Agreement dated as of October 23, 1991, as amended, between the Company and FS Signal Associates.
Incorporated by reference to Exhibit 10-1 to Form 10-Q for the quarter ended September 30, 1992.

          (10.69) Waiver Letter, dated as of June 12, 1992, pertaining to Credit Agreement dated as of October 23, 1991, as amended, between the Company and WG Partners, L.P. Incorporated by reference to Exhibit 10-2 to Form 10-Q for the quarter ended September 30, 1992.

          (10.70) Subordination Agreement, dated as of June 12,
1992, between the Company, FS Signal Associates and BNY Financial
Corporation.  Incorporated by reference to Exhibit 10-3 to Form
10-Q for the quarter ended September 30, 1992.

          (10.71) Subordination Agreement, dated March 30, 1994, between the Company, FS Signal Associates and BNY Financial
Corporation.  Incorporated by reference to Exhibit 10-47 to Form
10-K for the year ended December 31, 1993.

          (10.72) Promissory Note dated March 31, 1994 between the Company and FS Signal Associates I. Incorporated by reference to Exhibit 10-2 to Form 10-Q for the quarter ended
March 31, 1994.

          (10.73) Warrant Certificate covering 2,047,500 shares of Common Stock of the Company, issued to FS Signal Associates in connection with the Restructuring Agreement dated as of August 13, 1993. Incorporated by reference to Exhibit 10-4 to Form 10-Q for the quarter ended September 30, 1993.

          (10.74) Warrant Certificate covering 2,000,000 shares of Common Stock of the Company, issued to FS Signal Associates in connection with the Restructuring Agreement dated as of August 13, 1993. Incorporated by reference to Exhibit 10-5 to Form 10-Q for the quarter ended September 30, 1993.

          (10.75) Warrant Certificate dated April 1, 1994 to purchase 300,000 shares of Common Stock of the Company, issued to FS Signal Associates I in connection with the promissory note dated March 31, 1994. Incorporated by reference to Exhibit 10-4 to Form 10-Q for the quarter ended March 31, 1994.

          (10.76) Warrant Certificate covering 675,000 shares of
Common Stock of the Company, issued to Walsh Greenwood in connection with the Restructuring Agreement dated as of August
13, 1993. Incorporated by reference to Exhibit 10-6 to Form 10-Q for the quarter ended September 30, 1993.

          (10.77) License Agreement between the Company and RHC
Licensing Corporation dated June 2, 1992. Incorporated by reference to Exhibit 10-52 to Form 10-K for the year ended
December 31, 1992.

          (10.78) Warrant Certificate covering 200,000 shares of
Common Stock of the Company issued to Grissanti, Galef &
Goldress, Inc. in connection with their engagement. Incorporated by reference to Exhibit 10-1 to Form 10-Q for the quarter ended
September 30, 1993.

          (10.79) Amendment to Warrant Certificate dated October 18, 1994 reducing the shares issuable from 200,000 to 100,000 to Grisanti, Galef & Goldress, Inc. Incorporated by reference to
Exhibit 10-3 to Form 10-Q for the quarter ended September 30,
1994.

          (10.80) Agreement dated June 21, 1994 by and among the Company, FS Signal Associates I, and Walsh Greenwood & Co. exchanging all outstanding shares of the Company's Series B Preferred Stock on a one-per-one basis for shares of the Company's Series C Preferred Stock. Incorporated by reference to
Exhibit 10-1 to form 10-Q for the quarter ended June 30, 1994.

          (10.81) Registration Rights Agreement dated November
22, 1994, between the Company and Kidd, Kamm Equity Partners,
Inc. Incorporated by reference to Exhibit 10-2 to current report on Form 8-K dated November 22, 1994.

          (10.82) Agreement dated May 10, 1995 by and between the Company and Sherri Winkler and MW Holdings, Inc. Incorporated by reference to Exhibit 10-4 to Form 10-Q for the quarter ended
March 31, 1995 .

          (10.83) Employment Agreement with Leon Ruchlamer dated as of March 27, 1995. Incorporated by reference to Exhibit 10-5 to Form 10-Q for the quarter ended March 31, 1995.

          (10.84) Employment Agreement with William Watts dated as of March 15, 1995. Incorporated by reference to Exhibit 10-6 to Form 10-Q for the quarter ended March 31, 1995.

          (10.85) Agreement dated April 24, 1995 between the
Company and MC Properties I. L.P.  Incorporated by reference to
Exhibit 10-7 t Form 10-Q for the quarter ended March 31, 1995.

          (10.86) Settlement Agreement dated as of March 1, 1995 with Glenn Grandin. Incorporated by reference to Exhibit 10-9 to Form 10-Q for the quarter ended March 31, 1995.

          (10.87) Settlement Agreement dated as of April 13, 1995 with Daniel Cox. Incorporated by reference to Exhibit 10-10 to Form 10-Q for the quarter ended March 31, 1995.

          (10.88) Credit Agreement dated as of March 31, 1995 between the Company and Walsh Greenwood & Co. Incorporated by reference to Exhibit 4-1 to current report on Form 8-K filed on May 10, 1995.

          (10.89) Promissory Note in face amount of $15,000,000 dated March 31, 1995 issued to Walsh Greenwood by the Company.
Incorporated by reference to Exhibit 4-2 to current report on Form 8-K filed on May 10, 1995.

          (10.90) Fixed Rate Warrant Certificate for 1,500,000
Warrants dated March 31, 1995 issued to Walsh Greenwood by the
Company. Incorporated by reference to Exhibit 4-3 to current report on Form 8-K filed on May 10, 1995.

          (10.91) Discount Rate Warrant Certificate for 1,500,000
Warrants dated March 31, 1995 issued to Walsh Greenwood by the
Company. Incorporated by reference to Exhibit 10-1 to current report on Form 8-K filed on May 10, 1995.

          (10.92) Agreement among Signal Apparel Company, Inc.
and certain shareholders of Signal Apparel Company, Inc.
Incorporated by reference to Exhibit 10-1 to current report on Form 8-K filed on May 10, 1995.

          (10.93) Tennessee Deed of Trust and Security Agreement dated March 31, 1995 between the Company and Walsh Greenwood.
Incorporated by reference to Exhibit 10-2 to current report on Form 8-K filed on May 10, 1995.

          (10.94) Deed to Secure Debt and Security Agreement dated March 31, 1995 between the Company and Walsh Greenwood.
Incorporated by reference to Exhibit 10-3 to current report on Form 8-K filed on May 10, 1995.

          (10.95) Real Estate Mortgage, Security Agreement, Assignment of Lease and Rents and Fixture filing dated March 31, 1995 between The Shirt Shed and Walsh Greenwood. Incorporated by reference to Exhibit 10-4 to current report on Form 8-K filed on May 10, 1995.

          (10.96) Severance Agreement dated November 5, 1995 with
Marvin Winkler.  Incorporated by reference to Exhibit 10-93 to
Form 10-K for the year ended December 31, 1995.

          (10.97) Employment Agreement with Bruce Krebs dated
November 27, 1995.  Incorporated by reference to Exhibit 10-94 to
Form 10-K for the year ended December 31, 1995.

          (10.98) Employment Agreement with Gary LaBelle dated
November 30, 1995.  Incorporated by reference to Exhibit 10-95 to
Form 10-K for the year ended December 31, 1995.

          (10.99) First Amendment dated August 10, 1995, to
Credit Agreement dated March 31, 1995, between the Company and
Walsh Greenwood.  Incorporated by reference to Exhibit 10-96 to
Form 10-K for the year ended December 31, 1995.

          (10.100) Replacement Promissory Note in the face amount of $20,000,000 dated August 10, 1995, between the Company and Walsh Greenwood. Incorporated by reference to Exhibit 10-97 to
Form 10-K for the year ended December 31, 1995.

          (10.101) Fixed Rate Warrant Certificate for 500,000
Warrants dated August 10, 1995, issued to Walsh Greenwood by the
Company. Incorporated by reference to Exhibit 10-98 to Form 10-K for the year ended December 31, 1995.

          (10.102) Discount Rate Warrant Certificate for 500,000
Warrants dated August 10, 1995, issued to Walsh Greenwood by the
Company. Incorporated by reference to Exhibit 10-99 to Form 10-K for the year ended December 31, 1995.

          (10.103) First Amendment dated August 10, 1995, to Tennessee Deed of Trust and Security Agreement dated March 31, 1995, between the Company and Walsh Greenwood. Incorporated by reference to Exhibit 10-100 to Form 10-K for the year ended December 31, 1995.

          (10.104) First Amendment dated August 10, 1995, to Secured Debt and Security Agreement dated March 31, 1995, between the Company and Walsh Greenwood. Incorporated by reference to
Exhibit 10-101 to Form 10-K for the year ended December 31, 1995.

          (10.105) First Amendment dated August 10, 1995, to Real Estate Mortgage, Security Agreement, Assignment of Lease and Rents and Fixture Filing dated March 31, 1995, between The Shirt Shed and Walsh Greenwood. Incorporated by reference to Exhibit 10-102 to Form 10-K for the year ended December 31, 1995.

          (10.106) Letter Agreement dated March 27, 1996 waiving certain defaults under the Walsh Greenwood Credit Agreement.
Incorporated by reference to Exhibit 10-103 to Form 10-K for the year ended December 31, 1995.

          (10.107) Waiver Letter dated March 19, 1997 by and among Walsh Greenwood & Co., the Company, Shirt Shed and American Marketing Works, waiving certain defaults under the Walsh Greenwood Credit Agreement and under the Tranche A and Tranche B Notes, and extending the maturity of the Tranche A and Tranche B Notes to January 1, 1998.

          (10.108) Reimbursement Agreement and related Promissory
Note dated January 30, 1997, among the Company, FS Signal
Associates Limited Partnership and FS Signal Associates II
Limited Partnership, concerning renewal and guaranty arrangements with respect to certain letters of credit.

          (10.109) Employment Agreement with Barton Bresky, dated
January 7, 1997.

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

                                   SIGNAL APPAREL COMPANY, INC.


                                   By /s/ Barton J. Bresky
                                   ------------------------------
                                   Barton J. Bresky
                                   President and
                                   Chief Executive Officer

Date:  March 31, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below or on counterparts thereof by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name                   Capacity                   Date
----                   --------                   ----


/s/ Barton J. Bresky   President and Chief        March 31, 1997
---------------------  Executive Officer          --------------
Barton J. Bresky

/s/ William H. Watts   Executive Vice President   March 31, 1997
---------------------  and Chief Financial        --------------
William H. Watts       Officer

/s/ James V. Elkins    Controller                 March 31, 1997
---------------------                             --------------
James V. Elkins

/s/ Jacob I.Feigenbaum Director                   March 31, 1997
---------------------                             --------------
Jacob I. Feigenbaum

/s/ Paul R. Greenwood  Director                   March 31, 1997
---------------------                             --------------
Paul R. Greenwood

/s/ Leon Ruchlamer     Director                   March 31, 1997
---------------------                             --------------
Leon Ruchlamer

/s/ Stephen Walsh      Director                   March 31, 1997
---------------------                             --------------
Stephen Walsh



                               EXHIBIT INDEX

Exhibit No.
per Item 601
of Reg. S-K    Description of Exhibit

(10.54)        Letter Amendment dated March 19, 1997,
               amending the Factoring Agreements dated
               as of May 23, 1991, by and between BNY
               Financial Corp. and the Company, and
               dated July 25, 1991, by and between BNY
               Financial Corp. and Shirt Shed waiving
               compliance with certain provisions
               thereof.

(10.107)       Waiver Letter dated March 19, 1997 by
               and among Walsh Greenwood & Co., the
               Company, Shirt Shed and American
               Marketing Works, waiving certain
               defaults under the Walsh Greenwood
               Credit Agreement and under the Tranche A and Tranche B Notes, and extending the maturity of the Tranche A and Tranche B
               Notes to January 1, 1998.

(10.108)       Reimbursement Agreement and related
               Promissory Note dated January 30, 1997,
               among the Company, FS Signal Associates
               Limited Partnership and FS Signal
               Associates II Limited Partnership,
               concerning renewal and guaranty
               arrangements with respect to certain
               letters of credit.

(10.109) Employment Agreement with Barton Bresky, dated January 7, 1997.

(21)           List of Subsidiaries

(23)           Consent of Arthur Andersen LLP,
               Independent Public Accountants

(27)           Financial Data Schedule