Form 10-K/A
period 1996-12-31
SIGNAL APPAREL COMPANY INC
filed 1997-04-30
CIK 105107

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

                          SIGNAL APPAREL COMPANY, INC.
                          ----------------------------
             (Exact name of Registrant as specified in its charter)


        Indiana                                      62-0641635
------------------------               ---------------------------------------
(State of Incorporation)               (I.R.S. Employer Identification Number)


200 Manufacturers Road, Chattanooga, Tennessee                37405
----------------------------------------------              ----------
  (Address of principal executive offices)                  (zip code)

Registrant's telephone number, including area code (423) 266-2175
Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
         Title of each class                             on which registered
-------------------------------------                --------------------------
Common Stock:  Par value $.01 a share                  New York Stock Exchange

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days.  Yes  X     No
                                             -----      -----

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                          Outstanding as of March 17, 1997
------------------------------             --------------------------------
 Common Stock, $.01 par value                      11,578,046 shares

 The registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1996, which was filed with the Commission on March 31, 1997:


 Part III, Item 10:
 -----------------

 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
 ---------------------------------------------------

 Directors
 ---------

 The following is a list of the names, ages, positions held with the Company and business experience during the past five years of all nominees for director:

                                                                     Year
                                                                     First
                                    Business Experience and          Became A
Name and Address             Age    Directorships                    Director
----------------             ---    -----------------------          -------


Barton J. Bresky              65    President and Chief Executive       1996
200-A Manufacturers Rd.             Officer of the Company since
Chattanooga, TN 37405               December of 1996; President of
                                    Signal Artwear division of the
                                    Company, January 1995 to
                                    December 1996; Consultant in
                                    various capacities in the
                                    apparel industry until 1995.



Jacob I. Feigenbaum           49    President of Miracle Suit by Swim   1994
c/o Miracle Suit                    Shaper since February 1996;
1411 Broadway, 30th Floor           President and owner of Sea Q.
New York, NY  10018                 America, August 1994 to 1996;
                                    President of Robby Len Swimwear
                                    division of Apparel America, 1980
                                    to 1994.


Paul R. Greenwood             50    Managing General Partner of Walsh,  1990
One East Putnam Avenue              Greenwood & Co., a broker-dealer
Greenwich, CT  06830                engaged in effecting transactions
                                    in securities for others and for
                                    its own account.


                                                                     Year
                                                                     First
                                    Business Experience and          Became A
Name and Address             Age    Directorships                    Director
----------------             ---    -----------------------          -------
Leon Ruchlamer                68    Vice Chairman of the Board of        1995
200-A Manufacturers Road            Directors of the Company since
Chattanooga, TN  37405              August 1995; President of the
                                    Company, February 1995 to August
                                    1995; Consultant within apparel and
                                    textile industry, 1992 to January
                                    1995.


Stephen Walsh                 52    General Partner of Walsh, Greenwood  1990
3333 New Hyde Park Road             & Co., broker-dealer engaged in
North Hills, NY  11040              effecting transactions in
                                    securities for others and for its
                                    own account.



William H. Watts              56    Executive Vice President and Chief   1995
200-A Manufacturers Road            Financial Officer since February
Chattanooga, TN  37405              1995; Consultant for Michelle St.
                                    John International Design and
                                    Charles Komar & Sons, March 1994 to
                                    January 1995; Vice President/Chief
                                    Financial Officer of Land'n Sea,
                                    Inc., 1990 to 1994.


      The information set forth above with respect to the principal occupation or employment of each nominee during the past five years has been furnished to the Company by the respective nominee.

      Pursuant to an agreement among the Company and certain shareholders (Walsh Greenwood & Co., WG Trading Company Limited Partnership, FS Signal Associates, L.P. and FS Signal Associates II, L.P.), FS Signal Associates, L.P. and FS Signal Associates II, L.P., collectively, have the right beginning this year and ending in 2001 to nominate two directors to be included in the slate of nominees.

 Executive Officers
 ------------------

 The following is a list of the names, ages, positions with the Company and business experience during the past five years of the executive officers of the
 Company:

Name                Age    Office and Business Experience
------------------  ---    ------------------------------
Barton J. Bresky     65    President and Chief Executive Officer of the
                           Company since December 1996; President of
                           Signal Artwear division of the Company,
                           January 1995 to December 1996; Consultant in
                           various capacities in the apparel industry
                           until 1995.

Leslie W. Levy       59    Vice President of the Company and President
                           of the Heritage Sportswear business unit of
                           the Company since 1977.

Robert J. Powell     48    Vice President/International and Licensing
                           and General Counsel since September 1992;
                           Secretary since January 1993; Vice President
                           of International and Domestic Licensing of
                           Champion Products, Inc., May 1990 to
                           September 1992; General Counsel and Secretary
                           of Champion Products, Inc., June 1987 to
                           September 1992.

Leon Ruchlamer       68    Vice Chairman  of the Board of Directors of
                           the Company since August 1995; President of
                           the Company, February 1995 to August 1995;
                           Consultant within apparel and textile
                           industry, 1992 to January 1995.

William H. Watts     56    Executive Vice President and Chief Financial
                           Officer since February 1995; Consultant for
                           Michelle St. John International Design and
                           Charles Komar & Sons, March 1994 to January
                           1995; Vice President/Chief Financial Officer
                           of Land'n Sea, Inc., 1990 to 1994.


 Officers are elected annually and serve at the pleasure of the Board of Directors. There is no family relationship between any of the above executive officers, directors and nominees for director.

 Section 16(a) Beneficial Ownership Reporting Compliance
 -------------------------------------------------------

 Section 16(a) of the Securities Exchange Act of 1934 and regulations of the Securities and Exchange Commission thereunder require the Company's executive officers and directors and persons who own more than ten percent of the Company's Common Stock, as well as certain affiliates of such persons, to file initial reports of ownership and monthly transaction reports covering any changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. Executive officers, directors and persons owning more than ten percent of the Company's Common Stock are required by Securities and Exchange Commission regulations to furnish the Company with copies of all such reports they file. Based solely on its review of the copies of such reports received by it and written representations that no other reports were required for those persons, the Company believes that during 1996 all filing requirements applicable to its executive officers, directors and owners of more then ten percent of the Company's Common Stock were complied with except for one late filing by Barton Bresky, President, Chief Executive Officer and a Director.

 Part III, Item 11:
 ------------------

 EXECUTIVE COMPENSATION
 ----------------------

 Set forth below is a summary of the annual and long-term compensation paid by the Company for each of the last three fiscal years to: (i) Bruce E. Krebs, the Company's President and Chief Operating Officer until December 6, 1996; (ii) Barton J. Bresky, the Company's Chief Executive Officer since December 6, 1996, and (iii) the Company's other four most highly compensated executive officers serving as of December 31, 1996 (the "Named Executives"). Mr. Krebs, who, as the Company's highest ranking executive office and as President and Chief Operating Officer was considered the Company's chief executive officer during his tenure.

                           SUMMARY COMPENSATION TABLE

                                                          Long Term Compensation
                                                          ----------------------
                                                                         Pay-
                                  Annual Compensation      Awards        outs
                               -----------------------     ------------  ----- ----------
                                                           Secur-
                                                           ities
                                                           Underly-     LTIP   All Other
Name and                                  Other Annual     ing          Pay-   Compen-
Principal             Salary              Compensation     Options/     outs   sation
Position        Year   ($)      Bonus($)  ($)              SARs (#)     ($)    ($)(4)
--------------  ----  -------   --------  ------------     ---------    ----   ----------
Bruce E.        1996  280,769     --            28,332(1)     --         --        1,813
Krebs,          1995  126,154     --            64,379      100,000      --          370
President &
Chief
Operating
Officer
(until
December
1996)

Barton J.       1996  108,608     --            40,092(2)     --         --        7,273
Bresky,
President &
Chief
Executive
Officer
(since
December
1996)

Robert J.       1996  185,000     --               --         --         --        5,645
Powell,         1995  191,125     --               --       50,000       --        5,595
Vice            1994  125,375     --               --       75,000       --        3,700
President
and
Secretary

William         1996  175,000     --            33,630(3)     --            --          6,978
Watts,          1995  168,370     --            55,543      100,000         --          1,610
Executive
Vice
President &
Chief
Financial
Officer


Leon            1996  155,200     --               --         --            --          2,671
Ruchlamer       1995  203,400     --               --       100,000         --          6,220
Vice
Chairman of
the Board

Leslie W.       1996  145,000     --               --         --            --          9,062
Levy, Vice      1995  145,000     --               --         --            --          8,872
President       1994  128,690   30,000             --         --            --          8,204
and
President
Heritage
Sports-wear


NOTES TO TABLE OF SUMMARY COMPENSATION TABLE

(1) This amount consisted entirely of moving and temporary living expenses and related reimbursements.
(2) $30,492 of this amount consisted of moving and temporary living expenses and related reimbursements.
(3) $29,784 of this amount consisted moving and temporary living expenses and related reimbursements.
(4) These amounts include the portion of life insurance premiums paid by the Company that represents term life insurance on Messrs. Krebs, Bresky, Powell, Watts, Ruchlamer and Levy. In 1996, these amounts were $813, $4,284, $1,760, $2,750, $2,671 and $6,086, respectively. All other amounts represent Company matching contributions to a 401(k) plan maintained by the Company for the accounts of Messrs. Krebs, Bresky, Powell, Watts and Levy. In 1996, these amounts were $1,000, $2,989, $3,855, $4,228 and $2,976, respectively.

 The following table provides information about options held by the Named Executives. The 1985 Stock Option Plan does not provide for the granting of stock appreciation rights.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION/SAR VALUES

                                                    Value of
                                      Number of     Unexercised
                                      Securities    In-the-
                                      Underlying    Money
                                      Unexercised   Options/
                                      Options/      SARs at
                                      SARs at       FY-
                                      FY-End (#)    End ($)(1)
              Shares                  Exercisa-     Exercisa-
              Acquired      Value     ble/          ble/
              on Exercise   Realized  Unexercis-    Unexercis-
Name          (#)           ($)       able          able
----          -----------   --------  ------------  -----------

Bruce E.            --        --       0 exer.          --
Krebs                                  0 unex.          --


Barton J.           --        --       0 exer.          --
Bresky                                 0 unex.          --


Robert J.           --        --       125,000          --
Powell                                 exer./
                                       0 unex.          --

Leon                --        --       100,000          --
Ruchlamer                              exer./
                                       0 unex.          --

William H.        50,000    150,000     50,000          --
Watts                                  exer./
                                       0 unex.          --

Leslie W.           --        --        22,500          --
Levy                                   exer./
                                         7,500          --
                                       unex.


 (1) Value of unexercised in-the-money options based on a fair market value of a share of the Company's Common Stock of $3.00 as of December 31, 1996. Based on such value, none of the options held by any of the Named Executives were "in-the-money" at December, 31, 1996.

 Compensation Committee Interlocks And Insider Participation
 -----------------------------------------------------------

 Barton J. Bresky, Jacob I. Feigenbaum, and Paul R. Greenwood are the current members of the Board's Compensation Committee. Mr. Bresky is President and Chief Executive Officer of the Company.

 Effective March 31, 1995, the Company entered into a credit agreement with Walsh Greenwood (the "Credit Agreement"). Under the Credit Agreement, Walsh Greenwood lent the Company $15,000,000 for a three-year term. The terms of the Credit Agreement initially included: (i) a maximum borrowing of $15,000,000;
 (ii) the issuance to Walsh Greenwood of warrants to purchase 1,500,000 shares of the Company's Common Stock at $2.25 per share, which warrants vested on the basis of 100,000 warrants for each $1,000,000 drawn and which are exercisable for three years from vesting (the "Fixed Rate Warrants"); (iii) the issuance to Walsh Greenwood of warrants to purchase 1,500,000 shares of the Company's Common Stock at a 25% discount to the 20 day average trade price in December 1996, which warrants vested upon the commitment by Walsh Greenwood of the full amount of the credit and which are exercisable for three years beginning January 1, 1997 at a price (pursuant to such terms) of approximately $2.42 per share (the "Discount Rate Warrants"); (iv) all warrants issued have antidilution provisions and registration rights no more favorable than the equivalent provisions in other outstanding warrants issued to principal shareholders of the Company, except that the registration rights shall include three demand registrations; (v) stated interest upon the outstanding balance of the credit at the rate of 25% per annum; (vi) all borrowings are secured by a security interest in all assets of the Company currently pledged to two other lenders, subordinate to the security interests of such lenders; and (vii) all borrowings could be used only for working capital and could not be used to repay any principal of any bank debt.

 As additional conditions to the foregoing extension of credit, Walsh Greenwood required that the Company obtain agreement from the holders of its preferred stock (i) that they forgo accrual of all future dividends from January 1, 1995, until the principal and interest of all the borrowing under the Credit Agreement has been paid in full and (ii) that they grant the Company the right, after repayment of a $6,500,000 NationsBank loan and the borrowing from Walsh Greenwood, to redeem the outstanding shares of preferred stock with shares of its Common Stock valued for such purpose at $7.00 per share, which right of redemption will extend until June 30, 1998.

 Effective August 10, 1995, Walsh Greenwood and the Company agreed to increase the principal amount available under the Credit Agreement to $20 million. In consideration of this additional extension of credit, the Company issued to Walsh Greenwood an additional 500,000 Fixed Rate Warrants and an additional 500,000 Discount Rate Warrants. As of the date hereof, all Fixed Rate Warrants and all Discount Rate Warrants have vested, and all such warrants are presently exercisable. Effective December 1, 1995, the Credit Agreement, all Fixed Rate Warrants and all Discount Rate Warrants were assigned to WG Trading Company Limited Partnership ("WG Trading").

 From June 1996 through April 3, 1997, WG Trading Limited Partnership advanced an additional $18,234,000 principal amount under terms substantially similar to the Credit Agreement. The Company has agreed in principle, subject to approval by its Board of Directors, to amend the Credit Agreement and other relevant collateral documents to include the additional $18,234,000 and, in consideration of these advances, to issue to WG Trading, subject to shareholder approval in accordance with the requirements of the New York Stock Exchange, warrants to purchase additional shares of the Company's Common Stock in an amount, at a price, and subject to such additional terms as may be agreed upon by the parties.

 As of December 31, 1996, the Company had not met certain conditions contained in the Credit Agreement. In March 1997, in consideration of WG Trading waiving said conditions, the Company agreed in principle, subject to approval by its Board of Directors and shareholders, to issue to WG Trading warrants to purchase additional shares of the Company's Common Stock in an amount, at a price, and subject to such additional terms as may be agreed upon by the parties.

 Stephen Walsh, a director of the Company, and Paul Greenwood, a director of the Company and a member of the Compensation Committee, are the general partners of both Walsh Greenwood and WG Trading Company.

 Employment Agreements
 ---------------------

 Bruce E. Krebs was employed by the Company from August 1995 until December 6, 1996, when he was replaced by Barton J. Bresky. Pursuant to the terms of his employment agreement, Mr. Krebs was paid and annual base salary of $300,000, and he was eligible to receive an annual bonus equal to 10% of the Company's pre-tax earnings up to $5 million and 5% of the Company's pre-tax earnings in excess of $5 million. As an inducement to employment, the Company granted Mr. Krebs options to purchase 100,000 shares of Common Stock with an exercise price per share of $5.56 (the market price on the date of grant), exercisable one year from the date of grant and governed by the Company's 1985 Stock Option Plan. Pursuant to the terms of the Company's 1985 Stock Option Plan, said options terminated upon the termination of Mr. Krebs' employment with the Company. In the event that Mr. Kreb's employment had terminated for cause or in the event of Mr. Kreb's death or disability, he or his legal representative would have received payment of all accrued compensation and any reimbursements due. In the event the Company had terminated Mr. Krebs' employment without cause, he would have been entitled to a severance payment equal to one year's salary and any pro-rated bonus payment due. In the event of a merger, consolidation, buyout or reorganization of the Company, Mr. Krebs would have had the option of terminating his employment with the Company and receiving a severance payment equal to one year's salary and any pro-rated bonus payment due. Mr. Krebs is bound by a covenant not to compete that survives termination of the agreement for one year.

 Leon Ruchlamer was employed as President from February 1995 until August 1995, and as Vice Chairman of the Board of Directors from August 1995 until January 1997. He presently serves as a consultant to the Company. His employment agreement has a three year term, commencing January 1, 1995. Pursuant to the terms of his employment agreement, Mr. Ruchlamer's annual base salary was $151,200 for 1995, $175,200 for 1996 and is $199,200 for 1997. Mr. Ruchlamer's
 agreement was amended to provide that he be paid $30,000 per month for the months of October, November and December 1995; effective January 1, 1996, his salary returned to the original terms of his agreement. He is eligible to receive an annual bonus if the Company makes an annual profit on an EBIT basis. His bonus is based upon his personal performance and the Company's performance on a whole. Subject to the profitability of the Company, Mr. Ruchlamer was eligible for an $80,000 bonus in 1995, a $120,000 bonus in 1996 and is eligible for a $120,000 bonus in 1997. As an inducement to employment, the Company granted Mr. Ruchlamer options to purchase 100,000 shares of Common Stock effective February 24, 1995, with an exercise price per share of $4.00 ($3.75 below the market price on the date of grant), exercisable one year from the date of grant and governed by the Company's 1985 Stock Option Plan. In the event that Mr. Ruchlamer's employment is terminated for reasons other than for good cause, Mr. Ruchlamer shall receive a severance payment equal to one year's salary or, if there is less than one year remaining on his employment agreement, the salary due for the remaining term of his employment agreement.

 William H. Watts was employed February 1995 as Chief Financial Officer and Executive Vice President pursuant to an employment agreement with a three year term. Pursuant to the terms of his employment agreement, Mr. Watts' annual base salary is $175,000. He is eligible to receive an annual bonus based upon his personal performance and the Company's performance. For 1995, the bonus was discretionary; for 1996 and 1997 the Company determines at the commencement of each year the level of eligible bonus participation and the performance criteria for that level of bonus. As an inducement to employment, the Company gave Mr. Watts an allowance of approximately $80,000 to cover the expenses of his relocation to the Company's corporate offices and granted him options to purchase 100,000 shares of Common Stock effective February 24, 1995, with an exercise price per share of $4.00 ($3.75 below the market price on the date of grant), exercisable one year from the date of grant and governed by the Company's 1985 Stock Option Plan. In the event that Mr. Watts' employment is terminated for reasons other than for good cause, Mr. Watts shall receive a severance payment equal to one year's salary or, if there is less than one year remaining on his employment agreement, the salary due for the remaining term of his employment agreement.

 Robert J. Powell was employed September 1992 as Vice President/International and Licensing and, effective January 1993, as Secretary of the Company. Pursuant to the terms of his employment agreement, as amended, Mr. Powell's annual base salary is not to be less than $185,000, with the right to participate in the

 Company's bonus plan and receive an annual bonus of up to 40% of his annual base salary. In order to participate in the Management Incentive Plan, which was in effect 1993-94, Mr. Powell agreed to an amendment to his employment agreement, pursuant to which he agreed, among other things, to a 15% reduction in his annual base salary from September 1, 1993 until October 31, 1994 (in 1995, the amount of this reduction was paid to Mr. Powell in a lump sum payment). The Company agreed (i) to cancel the outstanding options held by Mr. Powell to acquire 25,000 shares of Common Stock at a price of $15.63 per share and reissue such options at an exercise price of $7.06 per share and (ii) to issue 50,000 additional stock options in accordance with the 1985 Stock Option Plan at an exercise price of $7.06 per share. The exercise prices for all such options issued pursuant to the amendment -- $7.06 per share -- was the market price of the Common Stock at the time the amendment to his employment agreement was negotiated. The reissued options vested and became exercisable on August 13, 1994, one year from their date of grant. Additionally, Mr. Powell is entitled to participate in all other incentive bonus, stock option, savings and retirement programs and benefit programs maintained for the Company's executive officers from time to time. In the event of Mr. Powell's death, his legal representative shall receive payment of all accrued salary and benefits, the equivalent of an additional six months' base salary and a prorated portion of any bonus payable. In the event Mr. Powell should terminate the agreement for Good Reason, as defined therein, or if the Company should terminate the agreement other than for Cause or Disability, as defined therein, Mr. Powell would be entitled to (i) all accrued obligations; (ii) payment of an amount equal to the sum of his then current base salary and most recent bonus times the greater of the remaining years of the agreement or two years; and (iii) payment of a lump-sum amount equal to what he would have received under the various retirement programs had the agreement continued for the full term. In a subsequent amendment to his employment agreement and in consideration for Mr. Powell receiving an increase in his base salary to $185,000 from $140,000, Mr. Powell agreed that the amount of his base salary increase would be deducted from any obligations of the Company pursuant to the foregoing formula. Mr. Powell is bound by a covenant not to compete that survives termination of the agreement for one year, except in the event of a termination by the Company that constitutes a breach of the agreement. Upon termination, previously granted stock options become immediately exercisable. Mr. Powell's employment agreement provides further that it shall be binding on any successor to the Company, whether by merger or otherwise. His present employment agreement expires in September 1997.

 Part III, Item 12:
 ------------------

 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
 --------------------------------------------------------------

      The following table sets forth certain information regarding beneficial ownership of the Company's equity securities as of March 31, 1997, by each shareholder that the Company knows to own beneficially more than 5% of the issued and outstanding shares of the Company's Common Stock, director of the Company, nominee for director, Named Executive (as defined herein) and by the directors and Named Executives of the Company as a group.


                                                    Amount and
                                                    Nature
                                                    of
 Name and Address of Beneficial        Title of     Beneficial         Percent of
 Owner                                  Class       Ownership(1)        Class
-----------------------------------  ------------   ----------------      -----------

FS Signal Associates, L.P.; FS       Common Stock     8,514,282           53.5%
Signal Associates II, L.P.; FS       $.01 par
Signal, Inc.; and                    value
Kevin S. Penn, as a group
65 E. 55th St., 18th Floor           Series A
New York, New York 10022 (2)         Preferred          327.087            100%
                                     Stock
                                     $100,000
                                     stated value

                                     Series C
                                     Preferred
                                     Stock              139.709             44%
                                     $100,000
                                     stated value

Kevin S. Penn                        Common Stock     8,514,282           53.5%
65 E. 55th St., 18th Floor           $.01 par
New York, New York 10022 (2)         value

                                     Series A
                                     Preferred          327.087            100%
                                     Stock
                                     $100,000
                                     stated value

                                     Series C
                                     Preferred
                                     Stock                 139.709          44%
                                     $100,000
                                     stated value

                                                    Amount and
                                                    Nature
                                                    of
 Name and Address of Beneficial        Title of     Beneficial        Percent of
 Owner                                  Class       Ownership(1)      Class
-----------------------------------  ------------   ------------      -----------

FS Signal, Inc.                      Common Stock      8,214,282          52.6%
65 E. 55th St., 18th Floor           $.01 par
New York, New York 10022(2)(3)       value

                                     Series A            327.087          100%
                                     Preferred
                                     Stock
                                     $100,000
                                     stated value

                                     Series C
                                     Preferred           139.709          44%
                                     Stock
                                     $100,000
                                     stated value

FS Signal Associates, L.P.           Common Stock      3,715,983        30.2%
c/o Kenneth Musen                    $.01 par
157 Church Street, Box 426           value
New Haven, Connecticut 06502
(2)(4)                               Series C
                                     Preferred           130.334          41%
                                     Stock
                                     $100,000
                                     stated value

FS Signal Associates II, L.P.        Common Stock      4,498,299        30.2%
c/o Kenneth Musen                    $.01 par
157 Church Street, Box 426           value
New Haven, Connecticut 06502
 (2)(5)                              Series A
                                     Preferred           327.087         100%
                                     Stock
                                     $100,000
                                     stated value

                                     Series C
                                     Preferred
                                     Stock                 9.375           3%
                                     $100,000
                                     stated val.

                                                    Amount and
                                                    Nature
                                                    of
 Name and Address of Beneficial        Title of     Beneficial         Percent of
 Owner                                  Class       Ownership(1)        Class
-----------------------------------  ------------   ------------      -----------

Walsh Greenwood & Co.; Stephen       Common Stock      9,418,049        56.9%
Walsh; Paul R. Greenwood; WG         $.01 par
Partners, L.P.; and WG Trading       value
Company Limited Partnership,
as a group                           Series C
One East Putnam Avenue               Preferred           177.969          56%
Greenwich, Connecticut 06830         Stock
(6)                                  $100,000
                                     stated value


Walsh Greenwood & Co.               Common Stock       3,963,449        34.2%
One East Putnam Avenue              $.01 par
Greenwich, Connecticut 06830        value
(6)(7)


WG Partners, L. P.                  Common Stock       2,700,149        23.3%
One East Putnam Avenue              $.01 par
Greenwich, Connecticut 06830        value
(6)(7)


WG Trading Company                  Common Stock       5,454,600          33%
Limited Partnership                 $.01 par
One East Putnam Avenue              value
Greenwich, Connecticut 06830
(6)(7)                              Series C
                                    Preferred            177.969          56%
                                    Stock
                                    $100,000
                                    stated value

                                                    Amount and
                                                    Nature
                                                    of
 Name and Address of Beneficial     Title of        Beneficial         Percent of
 Owner                              Class           Ownership(1)       Class
-------------------------------     ------------   ----------------    -----------

Kidd, Kamm Equity Partners,         Common Stock       1,284,220        11.1%
L.P.                                $.01 par
Three Pickwick Plaza                value
Greenwich, Connecticut 06830


Marvin J. Winkler                   Common Stock       1,000,000         8.6%
25502 Rodeo Circle                  $.01 par
Laguna Hills, CA 92653              value


Barton J. Bresky                    Common Stock
                                    $.01 par               __              __
                                    value


Jacob I. Feigenbaum                 Common Stock           __              __
                                    $.01 par
                                    value


Paul R. Greenwood (6)(7)            Common Stock       9,418,049        56.9%
                                    $.01 par
                                    value

                                    Series C
                                    Preferred            177.969          56%
                                    Stock
                                    $100,000
                                    stated value


Leon Ruchlamer (8)                  Common Stock         100,000           1%
                                    $.01 par
                                    value


                                                    Amount and
                                                    Nature
                                                    of
Name and Address of Beneficial      Title of        Beneficial         Percent of
Owner                               Class           Ownership(1)       Class
------------------------------      ------------    ---------------    ----------
Stephen Walsh (6)(7)                Common Stock       9,418,049        56.9%
                                    $.01 par
                                    value

                                    Series C
                                    Preferred            177.969          56%
                                    Stock
                                    $100,000
                                    stated value


William H. Watts (8)                Common Stock
                                    $.01 par
                                    value                 50,000          *


Bruce E. Krebs                      Common Stock            --            --
                                    $.01 par
                                    value


Leslie W. Levy (9)                  Common Stock          32,778           *
                                    $.01 par
                                    value


Robert J. Powell (8)                Common Stock         125,000         1.1%
                                    $.01 par
                                    value


All directors and executive         Common Stock       9,625,827        57.1%
officers as a group (10)            $.01 par value

------------
 * Less than 1%

NOTES TO TABLE OF BENEFICIAL OWNERSHIP

(1) As of April 28, 1997, the Company had issued and outstanding 11,578,046 shares of Common Stock, 327.087 shares of Series A Preferred Stock and
     317.678 shares of Series C Preferred Stock. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security, or if a person has the right to acquire either voting power or investment power over such security through the exercise of an option or the conversion of another security within 60 days. More than one person may be a beneficial owner of the same security, and a person may be deemed to be a beneficial owner of securities as to which he has no personal economic interest or which he may not vote. In the case of persons who hold options or warrants to purchase shares of Common Stock that are exercisable either immediately or within 60 days of March 31, 1997, the shares of Common Stock represented thereby have been treated as outstanding for purposes of calculating the ownership totals and percentages (and the percentage of voting power) for only the persons holding such options and warrants, and have not otherwise been treated as outstanding shares.

(2) FS Signal Associates, L.P. ("FS Signal"); FS Signal Associates II, L.P. ("FS Signal II"); FS Signal, Inc. ("FSSI"); and Kevin S. Penn ("Penn") have filed a report, as a group, on Schedule 13D disclosing their various relationships. Such persons may be deemed to be a group for purposes of the beneficial ownership of the securities disclosed in the table, although they disclaim membership in a group. The 8,514,282 shares of Common Stock include (i) 2,980,983 shares of Common Stock held directly by FS Signal;
     (ii) 1,185,799 shares of Common Stock held directly by FS Signal II; (iii) warrants held directly by FS Signal to acquire 735,000 shares of Common Stock; (iv) warrants held directly by FS Signal II to acquire 3,312,500 shares of Common Stock; and (v) warrants held directly by Penn to acquire 300,000 shares of Common Stock. The 327.087 shares of Series A Preferred Stock are held directly by FS Signal II. The 139.709 shares of Series C Preferred Stock include (i) 130.334 shares of Series C Preferred Stock held directly by FS Signal and (ii) 9.375 shares of Series C Preferred Stock held directly by FS Signal II. The reporting persons may be deemed to be members of a group and, accordingly, could each be deemed to have beneficial ownership (by virtue of Rule 13(d)-5) of all shares of Common Stock, Series A Preferred Stock and Series C Preferred Stock held directly by the various members of the group. Except as disclosed herein, no other entity or person that may be deemed to be a member of the group holds direct beneficial ownership of any Common Stock, Series A Preferred Stock or Series C Preferred Stock. Penn is the President of FSSI, which is the general partner of both FS Signal and FS Signal II. Both FS Signal and FS Signal II are limited partnerships. Pursuant to both the bylaws of FSSI and an understanding among the limited partners of FS Signal and FS Signal II, Penn, as President of FSSI, has the sole voting and investment power over the securities held by both limited partnerships.

(3) As the general partner of both FS Signal Associates, L.P. ("FS Signal") and FS Signal Associates II, L.P. ("FS Signal II"), FS Signal, Inc. ("FSSI") may be deemed to be the beneficial owner of (i) 2,980,983 shares of Common Stock held directly by FS Signal; (ii) 1,185,799 shares of Common Stock held directly by FS Signal II; (iii) warrants held directly by FS Signal to acquire 735,000 shares of Common Stock; (iv) warrants held directly by FS Signal II to acquire 3,312,500 shares of Common Stock; (v) 327.087 shares of Series A Preferred Stock held directly by FS Signal II; (vi) 130.334 shares of Series C Preferred Stock held directly by FS Signal; and (vii)
     9.375 shares of Series C Preferred Stock held directly by FS Signal II. Kevin S. Penn ("Penn") is the President of FSSI. Pursuant to both the bylaws of FSSI and an understanding among the limited partners of FS Signal and FS Signal II, Penn, as President of FSSI, has the sole voting and investment power over the securities held by both limited partnerships.

(4) FS Signal Associates, L.P. ("FS Signal"), a Connecticut limited partnership, owns directly (i) 2,980,983 shares of Common Stock; (ii) warrants to acquire 735,000 shares of Common Stock; and (iii) 130.334 shares of Series C Preferred Stock. Kevin S. Penn, in his capacity as President of FS Signal, Inc., the general partner of FS Signal, may be deemed to own beneficially all shares of Common Stock and Series C Preferred Stock held by FS Signal.

(5) FS Signal Associates II, L.P. ("FS Signal II"), a Connecticut limited partnership, owns directly (i) 1,185,799 shares of Common Stock; (ii) warrants to acquire 3,312,500 shares of Common Stock; (iii) 327.087 shares of Series A Preferred Stock; and (iv) 9.375 shares of Series C Preferred Stock. Kevin S. Penn, in his capacity as the President of FS Signal, Inc., the general partner of FS Signal II, may be deemed to own beneficially all shares of Common Stock, Series A Preferred Stock and Series C Preferred Stock held by FS Signal II.

(6) Walsh Greenwood & Co. ("Walsh Greenwood"); Walsh Greenwood's sole general partners, Stephen Walsh ("Walsh") and Paul R. Greenwood ("Greenwood"); WG Partners, L.P. ("WG Partners"); and WG Trading Company Limited Partnership ("WG Trading") have filed a report, as a group, on Schedule 13D disclosing their various relationships. Such persons may be deemed to be a group for purposes of the beneficial ownership of the securities disclosed in the table, although they disclaim membership in a group. The 9,418,049 shares of Common Stock include (i) 2,700,149 shares of Common Stock owned directly by WG Partners; (ii) 479,600 shares of Common Stock owned directly by WG Trading; (iii) 1,263,300 shares of Common Stock held directly by Walsh Greenwood; and (iv) warrants to acquire a total of 4,975,000 shares of Common Stock held by WG Trading. All 177.969 shares of Series C Preferred Stock are held directly by WG Trading.

(7) Walsh Greenwood has the sole power to vote and dispose of 1,263,300 shares of Common Stock (all of which shares are held by Walsh Greenwood on behalf of certain managed accounts and as to which Walsh Greenwood has the voting and investment power but does not have a pecuniary interest therein). WG Trading has (i) the sole power to vote and dispose of the 479,600 shares of Common Stock it owns directly; (ii) the sole power to dispose of the warrants to acquire a total of 4,975,000 shares of Common Stock, which warrants are exercisable by WG Trading's general partners, Walsh and Greenwood; and (iii) the sole power to vote and dispose of the 177.969 shares of Series C Preferred Stock that it owns directly. WG Partners has the sole power to vote and dispose of the 2,700,149 shares of Common Stock owned by it directly, which power is exercisable by its sole general partner, Walsh Greenwood. Both Walsh and Greenwood, in their capacities as general partners of both Walsh Greenwood and WG Trading, may be deemed to share the power to vote and direct the disposition of the shares of Common Stock and Series C Preferred Stock beneficially owned by Walsh Greenwood, WG Trading and WG Partners.

(8) The beneficial ownership reported for Messrs. Levy, Powell and Watts represents options that are immediately exercisable to acquire shares of Common Stock, which were issued pursuant to the Company's 1985 Stock Option Plan.

(9) This figure includes options that are immediately exercisable to acquire 22,500 shares of Common Stock which were issued pursuant to the Company's 1985 Stock Option Plan.

(10) This figure includes shares for which indirect beneficial ownership may be attributed to certain directors of the Company, as discussed in Notes (6) and (7) above. The figure includes warrants to acquire 4,975,000 shares of Common Stock and options to acquire 297,500 shares of Common Stock. All such warrants and options are immediately exercisable and, consequently, have been treated as outstanding shares of Common Stock for calculations of share ownership and voting power for the group of directors and executive officers. See Note (1) above.

Part III, Item 13:
------------------

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
----------------------------------------------

See discussion under heading "Compensation Committee Interlocks and Insider Participation" in Part III, Item 11.


Part III, Item 14
-----------------


Item 14 (a) (3) is hereby amended to read as follows:

(a)  3.   Exhibits:

          (2-1) Stock Purchase Agreement dated October 6, 1994, by and among the Company, Kidd, Kamm Equity Partners, L.P., MW Holdings, L.P., and the additional parties listed on the signature pages thereto. Incorporated by reference to
Exhibit 2-1 to current report on Form 8-K dated November 22, 1994. (S.E.C. File No. 1-2782)

          (2-2) Amendment, dated November 1, 1994, to Stock Purchase Agreement dated October 6, 1994. Incorporated by reference to

Exhibit 2-2 to current report on Form 8-K dated November 22, 1994. (S.E.C. File No. 1-2782)

          (2-3) Amendment No. 2, dated November 21, 1994, to Stock Purchase Agreement dated October 6, 1994. Incorporated by reference to Exhibit 2-3 to current report on Form 8-K dated November 22, 1994. (S.E.C. File No. 1-2782)

          (3-1) Copy of Restated Articles of Incorporation, as amended November 15, 1995. Incorporated by reference to Exhibit 3-1 to Form 10-K for the year ended December 31, 1995. (S.E.C. File No. 1-2782)

          (3-2) Copy of Bylaws as amended March 23, 1992. Incorporated by reference to Exhibit 3-2 to Form 10-K for the year ended December 31, 1991. (S.E.C. File No. 1-2782)

          (10-1) License Agreement, dated June 1, 1992, between the Company and Joan Vass, Inc. Incorporated by reference to Exhibit 10-1 to Form 10-K for the year ended December 31, 1992. (S.E.C. File No. 1-2782)

          (10-2) Factoring Agreement dated as of May 23, 1991 between the Company and BNY Financial Corporation, together with BNY Financial Corporation General Security Agreement, Inventory Security Agreement, Equipment Security Agreement, and related documents, all dated as of May 23, 1991 relating to a $60,000,000) credit facility. Incorporated by reference to Exhibit 10-10 to Form S-4 Registration Statement filed with the Commission on May 28, 1991. (S.E.C. File No. 33-39843)

          (10-3) Factoring Agreement dated as of July 25, 1991 between The Shirt Shed, Inc. and BNY Financial Corporation. Incorporated by reference to Exhibit 10-1 to Current Report on Form 8-K dated July 22, 1991. (S.E.C. File No. 1-2782)

          (10-4) General Security Agreement, Inventory Security Agreement, Equipment Security Agreement, and related documents, all dated as of July 25,
1991 between The Shirt Shed, Inc. and BNY Financial Corporation.   Incorporated
by reference to Exhibit 10-10 to Form 10-K for the year ended December 31, 1991. (S.E.C. File No. 1-2782)

          (10-5) Promissory Note of Signal Apparel Company, Inc., for $5,000,000 dated as of November 12, 1992, and payable to BNY Financial Corporation and related letter dated October 15, 1992, canceling the Promissory Note for
$3,500,000 payable to BNY Financial Corporation.   Incorporated by reference to
Exhibit 10-8 to Form 10-K for the year ended December 31, 1992. (S.E.C. File No. 1-2782)

          (10-6) June 12, 1991 Letter Agreement to Factoring Agreement dated as of May 23, 1991, between the Company and BNY Financial Corporation. Incorporated by reference to Exhibit 10-12 to Form

10-K for the year ended December 31, 1991. (S.E.C. File No. 1-2782)

          (10-7) Letter Amendments, dated as of July 22, 1991, to Factoring Agreements dated as of (i) May 23, 1991, between the Company and BNY Financial Corporation, and (ii) July 25, 1991 between The Shirt Shed, Inc. and BNY Financial Corporation. Incorporated by reference to Exhibit 10-13 to Form 10-K for the year ended December 31, 1991. (S.E.C. File No. 1-2782)

          (10-8) July 25, 1991 Letter Amendments to Factoring Agreement dated as of July 25, 1991, between The Shirt Shed, Inc. and BNY Financial Corporation. Incorporated by reference to Exhibit 10-14 to Form 10-K for the year ended December 31, 1991. (S.E.C. File No. 1-2782)

          (10-9) July 25, 1991 Letter Amendments to Factoring Agreements dated as of (i) May 23, 1991, between the Company and BNY Financial Corporation, and
(ii) July 25, 1991, between The Shirt Shed, Inc. and BNY Financial Corporation. Incorporated by reference to Exhibit 10-15 to Form 10-K for the year ended December 31, 1991. (S.E.C. File No. 1-2782)

          (10-10) Letter Amendment dated as of October 23, 1991, to prior Letter Amendment, dated July 25, 1991, to factoring Agreements dated (i) May 23, 1991, between the Company and BNY Financial Corporation, and (ii) July 25, 1991, between The Shirt Shed, Inc. and BNY Financial Corporation. Incorporated by reference to Exhibit 10-16 to Form 10-K for the year ended December 31, 1991. (S.E.C. File No. 1-2782)

          (10-11) January 24, 1992 Letter Amendment to Factoring Agreements dated as of (i) May 23, 1991 between the Company and BNY Financial Corporation and (ii) July 25, 1991, between The Shirt Shed, Inc. and BNY Financial Corporation. Incorporated by reference to Exhibit 10-14 to Form 10-K for the year ended December 31, 1992. (S.E.C. File No. 1-2782)

          (10-12) January 31, 1992 Letter Amendment to Factoring Agreement dated as of May 23, 1991, between the Company and BNY Financial Corporation. Incorporated by reference to Exhibit 10-18 to Form 10-K for the year ended December 31, 1991. (S.E.C. File No. 1-2782)

          (10-13) February 21, 1992 Letter Amendments to Factoring Agreements dated as of (i) May 23, 1991, between the Company and BNY Financial Corporation, and (ii) July 25, 1991, between The Shirt Shed, Inc. and BNY Financial Corporation. Incorporated by reference to Exhibit 10-19 to Form 10-K for the year ended December 31, 1991. (S.E.C. File No. 1-2782)

          (10-14) Guaranty by the Company of obligations of The Shirt Shed, Inc. to BNY Financial Corporation, dated July 25, 1991. Incorporated by reference to
Exhibit 10-21 to Form 10-K for the year ended December 31, 1991. (S.E.C. File No. 1-2782)

          (10-15) Guaranty by The Shirt Shed, Inc. of obligations of the Company to BNY Financial Corporation, dated July 25, 1991. Incorporated by reference to
Exhibit 10-23 to Form 10-K for the year ended December 31, 1992. (S.E.C. File No. 1-2782)

          (10-16) Execution version (March 27, 1992) of Letter Amendment dated as of January 24, 1992 to Factoring Agreements dated as of (i) May 23, 1991, between the Company and BNY Financial Corporation, and (ii) July 25, 1991, between The Shirt Shed, Inc. and BNY Financial Corporation. Incorporated by reference to Exhibit 10-1 to Form 10-Q for the quarter ended March 31, 1992. (S.E.C. File No. 1-2782)

          (10-17) March 20, 1992 Letter Amendment to Factoring Agreements dated as of (i) May 23, 1991, between the Company and BNY Financial Corporation, and
(ii) July 25, 1991, between The Shirt Shed, Inc. and BNY Financial Corporation. Incorporated by reference to Exhibit 10-2 to Form 10-Q for the quarter ended March 31, 1992. (S.E.C. File No. 1-2782)

          (10-18) March 28, 1992 Letter Amendment to Factoring Agreements dated as of (i) May 23, 1991, between the Company and BNY Financial Corporation, and
(ii) July 25, 1991, between the Company and The Shirt Shed, Inc. Incorporated by reference to Exhibit 10-3 to Form 10-Q for the quarter ended March 31, 1992. (S.E.C. File No. 1-2782)

          (10-19) July 31, 1992 Letter concerning Factoring Agreements dated as of (i) May 23, 1991, between the Company and BNY Financial Corporation and (ii) July 25, 1991, between The Shirt Shed, Inc. and BNY Financial Corporation. Incorporated by reference to Exhibit 10-4 to Form 10-Q for the quarter ended September 30, 1992. (S.E.C. File No. 1-2782)

          (10-20) November 12, 1992 Letter Amendment to Factoring Agreements dated as of (i) May 23, 1991, between the Company and BNY Financial Corporation and (ii) July 25, 1991, between The Shirt Shed, Inc. and BNY Financial Corporation. Incorporated by reference to Exhibit 10-24 to Form 10-K for the year ended December 31, 1992. (S.E.C. File No. 1-2782)

          (10-21) March 29, 1993 Letter Amendment to Factoring Agreements dated as of (i) May 23, 1991, between the Company and BNY Financial Corporation, and
(ii) July 25, 1991, between The Shirt Shed, Inc. and BNY Financial Corporation. Incorporated by reference to Exhibit 10-25 to Form 10-K for the year ended December 31, 1992. (S.E.C. File No. 1-2782)

          (10-22) March 1, 1993 Letter concerning Factoring Agreements dated as of (i) May 23, 1991, between the Company and BNY Financial Corporation and (ii) July 25, 1991, between The Shirt Shed, Inc. and BNY Financial Corporation. Incorporated by reference to Exhibit 10-26 to Form 10-K for the year ended December 31, 1992. (S.E.C. File No. 1-2782)

          (10-23) May 14, 1993 Letter Amendment to Factoring Agreements dated as of (i) May 23, 1991, between the Company and BNY Financial Corporation, and (ii) July 25, 1991, between The Shirt Shed, Inc. and BNY Financial Corporation. Incorporated by reference to Exhibit 10-1 to Form 10-Q for the quarter ended March 31, 1993. (S.E.C. File No. 1-2782)

          (10-24) August 12, 1993 Letter Amendment to Factoring Agreements dated as of (i) May 23, 1991, between the Company and BNY Financial Corporation, and
(ii) July 25, 1991, between The Shirt Shed, Inc. and BNY Financial Corporation. Incorporated by reference to Exhibit 10-5 to Form 10-Q for the quarter ended June 30, 1993. (S.E.C. File No. 1-2782)

          (10-25) November 8, 1993 Waiver concerning Factoring Agreements dated as of (i) May 23, 1991, between the Company and BNY Financial Corporation, and
(ii) July 25, 1991 between The Shirt Shed, Inc. and BNY Financial Corporation. Incorporated by reference to Exhibit 10-7 to Form 10-Q for the quarter ended September 30, 1993. (S.E.C. File No. 1-2782)

          (10-26) Letter Agreement dated as of March 31, 1994 to Factoring Agreements dated as of (i) May 23, 1991, between the Company and BNY Financial Corporation, and (ii) July 25, 1991, between The Shirt Shed, Inc. and BNY Financial Corporation. Incorporated by reference to Exhibit 10-28 to Form 10-K for the year ended December 31, 1993. (S.E.C. File No. 1-2782)

          (10-27) Subordination Agreement, dated March 31, 1994 between the Company, FS Signal Associates I and BNY Financial Corporation. Incorporated by reference to Exhibit 10-3 to Form 10-Q for the quarter ended March 31, 1994. (S.E.C. File No. 1-2782)

          (10-28) July 14, 1994 Letter Amendment to Factoring Agreements dated as of (i) May 23, 1991 between the Company and BNY Financial Corporation and
(ii) July 25, 1991, between The Shirt Shed, Inc., and BNY Financial Corporation. Incorporated by reference to Exhibit 10-2 to Form 10-Q for the quarter ended June 30, 1994. (S.E.C. File No. 1-2782)

          (10-29) July 29, 1994 Letter Amendment to Factoring Agreement, dated May 23, 1991 between the Company and BNY Financial Corporation, and The Shirt Shed, Inc. as guarantor. Incorporated by reference to Exhibit 10-3 to the Form 10-Q for the quarter ended June 30, 1994. (S.E.C. File No. 1-2782)

          (10-30) Promissory Note of the Company for $4,157,000 dated July 29, 1994 and payable to BNY Financial Corporation. Incorporated by reference to
Exhibit 10-4 to the Form 10-Q for the quarter ended June 30, 1994. (S.E.C. File No. 1-2782)

          (10-31) Promissory Note of the Company for $1,480,000 dated July 29, 1994 and payable to BNY Financial Corporation. Incorporated by reference to
Exhibit 10-5 to the Form 10-Q for the quarter ended June 30, 1994. (S.E.C. File No. 1-2782)

          (10-32) Guaranty by The Shirt Shed, Inc. of the obligations of the Company to pay a Promissory Note in the amount of $1,480,000 to BNY Financial Corporation. Incorporated by reference to Exhibit 10-6 to the Form 10-Q for the quarter ended June 30, 1994. (S.E.C. File No. 1-2782)

          (10-33) Deed to Secure Debt and Security Agreement dated July 29, 1994 between the Company and BNY Financial Corporation. Incorporated by reference to
Exhibit 10-7 to the Form 10-Q for the quarter ended June 30, 1994. (S.E.C. File No. 1-2782)

          (10-34) Real Estate Mortgage, Security Agreement, Assignment of Leases and Rents, and Fixture Filing dated July 29, 1994 between the Shirt Shed, Inc. and BNY Financial Corporation. Incorporated by reference to Exhibit 10-8 to the Form 10-Q for the quarter ended June 30, 1994. (S.E.C. File No. 1-2782)

          (10-35) Deed of Trust, Assignment of Leases and Security Agreement dated July 29, 1994 between the Company and BNY Financial Corporation. Incorporated by reference to Exhibit 10-9 to the Form 10-Q for the quarter ended June 30, 1994. (S.E.C. File No. 1-2782)

          (10-36) Letter Agreement dated September 1, 1994 between the Company, BNY Financial Corporation, FS Signal Associates II and WG Trading Co. Incorporated by reference to Exhibit 10-4 to the Form 10-Q for the quarter ended September 30, 1994. (S.E.C. File No. 1-2782)

          (10-37) November 14, 1994 Letter Amendment to Factoring Agreements dated as of (i) May 23, 1991 between the Company and BNY Financial Corporation and (ii) July 25, 1991 between The Shirt Shed, Inc. and BNY Financial Corporation. Incorporated by reference to Exhibit 10-3 to current report on Form 8-K dated November 22, 1994. (S.E.C. File No. 1-2782)

          (10-38) November 22, 1994 Letter Amendments to Factoring Agreements dated as of (i) May 23, 1991 between the Company and BNY Financial Corporation and (ii) July 25, 1991 between The Shirt Shed, Inc. and BNY Financial Corporation. Incorporated by reference to Exhibit 10-4 to current report on Form 8-K dated November 22, 1994. (S.E.C. File No. 1-2782)

          (10-39) Factoring Agreement dated as of November 22, 1994 between American Marketing Works, Inc. and BNY Financial Corporation, together with Equipment Security Agreement, Inventory Security Agreement and Trademark Assignment of Security related thereto, all dated as of November 22, 1994 relating to a $14,000,000 credit facility. Incorporated by reference to Exhibit 10-5 to current report on form 8-K dated November 22, 1994. (S.E.C. File No. 1-
2782)

          (10-40) November 22, 1994 Letter Amendment to Factoring Agreement dated as of November 22, 1994 between American Marketing Works, Inc. and BNY Financial Corporation. Incorporated by reference to Exhibit 10-6 to current report on Form 8-K dated November 22, 1994. (S.E.C. File No. 1-2782)

          (10-41) November 22, 1994 Letter Amendments to Factoring Agreements dated as of (i) May 23, 1991 between the Company and BNY Financial Corporation;
(ii) July 25, 1991 between the Shirt Shed, Inc. and BNY Financial Corporation; and (iii) November 22, 1994 between American Marketing Works, Inc. and BNY Financial Corporation. Incorporated by reference to Exhibit 10-7 to current report on Form 8-K dated November 22, 1994. (S.E.C. File No. 1-2782)

          (10-42) Guaranty by the Company of obligations of American Marketing Works, Inc. to BNY Financial Corporation, dated November 22, 1994. Incorporated by reference to Exhibit 10-8 to current report on Form 8-K dated November 22, 1994. (S.E.C. File No. 1-2782)

          (10-43) Guaranty by The Shirt Shed, Inc. of obligations of American Marketing Works, Inc. to BNY Financial Corporation, dated November 22, 1994. Incorporated by reference to Exhibit 10-9 to current report on Form 8-K dated November 22, 1994. (S.E.C. File No. 1-2782)

          (10-44) Guaranty by American Marketing Works, Inc. of obligations of the Company to BNY Financial Corporation, dated November 22, 1994. Incorporated by reference to Exhibit 10-10 to current report on Form 8-K dated November 22, 1994. (S.E.C. File No. 1-2782)

          (10-45) Guaranty by American Marketing Works, Inc. of obligations of The Shirt Shed, Inc. to BNY Financial Corporation, dated November 22, 1994. Incorporated by reference to Exhibit 10-11 to current report on Form 8-K dated November 22, 1994. (S.E.C. File No. 1-2782)

          (10-46) Pledge Agreement, dated November 22, 1994, between the Company and BNY Financial Corporation re: capital stock of The Shirt Shed, Inc. and American Marketing Works, Inc. Incorporated by reference to Exhibit 10-12 to current report on Form 8-K dated November 22, 1994. (S.E.C. File No. 1-2782)

          (10-47) Letter Agreement dated March 30, 1995 amending the Factoring Agreement dated as of May 23, 1991 by and between BNY Financial Corp. and the Company waiving compliance with certain provisions thereof. Incorporated by reference to Exhibit 10-1 to Form 10-Q for the quarter ended June 30, 1995. (S.E.C. File No. 1-2782)

          (10-48) Letter Amendment dated November 7, 1995 amending the Factoring Agreements dated as of May 23, 1991 by and between BNY Financial Corp. and the Company, dated July 25, 1991 by and between BNY Financial Corp. and Shirt Shed and dated November 22, 1994 by and between BNY Financial Corp. and AMW waiving compliance with certain provisions thereof. Incorporated by reference to
Exhibit 10-48 to Form 10-K for the year ended December 31, 1995. (S.E.C. File No. 1-2782)

          (10-49) Letter Amendment dated March 14, 1996 amending the Factoring Agreements dated ass of May 23, 1991 by and between BNY Financial Corp. and the Company, and dated July 25, 1991 by and between BNY Financial Corp. and Shirt Shed waiving compliance with certain provisions thereof. Incorporated by reference to Exhibit 10-49 to Form 10-K for the year ended December 31, 1995. (S.E.C. File No. 1-2782)

          (10-50) Letter Amendment dated March 29, 1996, amending the Factoring Agreements dated as of May 23, 1991, by and between BNY Financial Corp. and the Company, and dated July 25, 1991, by and between BNY Financial Corp. and Shirt Shed waiving compliance with certain provisions thereof. Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 1996. (S.E.C. File No. 1-2782)

          (10-51) Letter Amendment dated April 24, 1996, amending the Factoring Agreements dated as of May 23, 1991, by and between BNY Financial Corp. and the Company, and dated July 25, 1991, by and between BNY Financial Corp. and Shirt Shed, amending certain provisions thereof. Incorporated by reference to Exhibit
10.2 to Form 10-Q for the quarter ended March 31, 1996. (S.E.C. File No. 1-2782)

          (10-52) Letter Amendment dated August 9, 1996, amending the Factoring Agreements dated as of May 23, 1991, by and between BNY Financial Corp. and the Company, and dated July 25, 1991, by and between BNY Financial Corp. and Shirt Shed waiving compliance with certain provisions thereof. Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 1996. (S.E.C. File No. 1-2782)

          (10-53) Letter Amendment dated October 31, 1996, amending the Factoring Agreements dated as of May 23, 1991, by and between BNY Financial Corp. and the Company, and dated July 25, 1991, by and between BNY Financial Corp. and Shirt Shed waiving compliance with certain provisions thereof. Incorporated by reference to Exhibit 10 to Form 10-Q for the quarter ended September 30, 1996. (S.E.C. File No. 1-2782)

          (10-54) Letter Amendment dated March 19, 1997, amending the Factoring Agreements dated as of May 23, 1991, by and between BNY Financial Corp. and the Company, and dated July 25, 1991, by and between BNY Financial Corp. and Shirt Shed waiving compliance with certain provisions thereof.

          (10-55) Warrant Certificate covering 100,000 shares of Common Stock of the Company, issues to BNY Financial Corporation in connection with transactions related to the Company's acquisition of American Marketing Works, Inc. Incorporated by reference to Exhibit 10-13 to current report on Form 8-K dated November 22, 1994. (S.E.C. File No. 1-2782)

          (10-56) Amended and Restated Credit Agreement dated as of February 16, 1995 among American Marketing Works, Inc., certain Lenders and Greyrock Capital Group, Inc. Incorporated by reference to Exhibit 10-48 to Form 10-K for the year ended December 31, 1995. (S.E.C. File No. 1-2782)

          (10-57) Tranche A Note of American Marketing Works, Inc. for $4,750,000 to Greyrock Capital Group, Inc. dated February 16, 1993. Incorporated by reference to Exhibit 10-49 to Form 10-K for the year ended December 31, 1995. (S.E.C. File No. 1-2782)

          (10-58) Tranche B Note of American Marketing Works, Inc. for $1,750,000 to Greyrock Capital Group, Inc. dated February 16, 1993. Incorporated by reference to Exhibit 10-50 to Form 10-K for the year ended December 31, 1995. (S.E.C. File No. 1-2782)

          (10-59) Security Agreement dated February 16, 1993 between American Marketing Works, Inc. and Greyrock Capital Group, Inc. Incorporated by reference to Exhibit 10-51 to Form 10-K for the year ended December 31, 1995. (S.E.C. File No. 1-2782)

          (10-60) Guaranty and Security Agreement dated as of November 22, 1994 between the Company and Greyrock Capital Group, Inc. guaranteeing the obligations of American Marketing Works, Inc. to Greyrock Capital Group, Inc. Incorporated by reference to Exhibit 10-52 to Form 10-K for the year ended December 31, 1995. (S.E.C. File No. 1-2782)

          (10-61) Guaranty and Security Agreement dated as of November 22, 1994 between The Shirt Shed and Greyrock Capital Group, Inc. guaranteeing the obligations of American Marketing Works, Inc. to Greyrock Capital Group, Inc. Incorporated by reference to Exhibit 10-53 to Form 10-K for the year ended December 31, 1995. (S.E.C. File No. 1-2782)

          (10-62) Agreement dated as of March 31, 1995 among AMW, The Shirt Shed, the Company, certain lenders and Greyrock Capital Group, Inc. amending the Amended and Restated Credit Agreement dated as of February 16, 1993 between AMW, certain lenders and Greyrock. Incorporated by reference to Exhibit 10-8 to Form 10-Q for the quarter ended March 31, 1995. (S.E.C. File No. 1-2782)

          (10-63) License Agreement between the Company, The Shirt Shed, Inc. and LCA Entertainment (as agent for DC Comics, Inc.) dated as of February 1, 1991, regarding exclusive rights to use certain elements from "BATMAN II" sequel motion picture, "BATMAN" comic books and planned "BATMAN" television series in connection with certain categories of apparel products. Incorporated by reference to Exhibit 10-4 to Form 10-K for the year ended December 31, 1991. (S.E.C. File No. 1-2782)

          (10-64)Warrant Purchase Agreement, dated as of March 1, 1991, between the Company, The Shirt Shed, Inc. and Licensing Corporation of America. Incorporated by reference to Exhibit 10-25 to Form 10-K for the year ended December 31, 1991. (S.E.C. File No. 1-2782)

          (10-65) Warrant No. 002 issued to Licensing Corporation of America, covering 193,386 shares of the Company's Common Stock, dated as of July 27, 1991 and expiring July 22, 2001. Incorporated by reference to Exhibit 10-1 to the Form 10-Q for the quarter ended September 30, 1994. (S.E.C. File No. 1-2782)

          (10-66) Warrant No. 003 issued to Licensing Corporation of America, covering 38,674 shares of the Company's Common Stock, dated as of April 30, 1993 and expiring April 30, 2003. Incorporated by reference to Exhibit 10-2 to the Form 10-Q for the quarter ended September 30, 1994. (S.E.C. File No. 1-2782)

          (10-67) Restructuring Agreement, dated as of August 13, 1993 by and among the Company, FS Signal Associates, and Walsh Greenwood & Co. Incorporated by reference to Exhibit 10-3 to Form 10-Q for the quarter ended September 30, 1993. (S.E.C. File No. 1-2782)

          (10-68) Waiver Letter, dated as of June 12, 1992, pertaining to Credit Agreement dated as of October 23, 1991, as amended, between the Company and FS Signal Associates. Incorporated by reference to Exhibit 10-1 to Form 10-Q for the quarter ended September 30, 1992. (S.E.C. File No. 1-2782)

          (10-69) Waiver Letter, dated as of June 12, 1992, pertaining to Credit Agreement dated as of October 23, 1991, as amended, between the Company and WG Partners, L.P. Incorporated by reference to Exhibit 10-2 to Form 10-Q for the quarter ended September 30, 1992. (S.E.C. File No. 1-2782)

          (10-70) Subordination Agreement, dated as of June 12, 1992, between the Company, FS Signal Associates and BNY Financial Corporation. Incorporated by reference to Exhibit 10-3 to Form 10-Q for the quarter ended September 30, 1992. (S.E.C. File No. 1-2782)

          (10-71) Subordination Agreement, dated March 30, 1994, between the Company, FS Signal Associates and BNY Financial Corporation. Incorporated by reference to Exhibit 10-47 to Form 10-K for the year ended December 31, 1993. (S.E.C. File No. 1-2782)

          (10-72) Promissory Note dated March 31, 1994 between the Company and FS Signal Associates I. Incorporated by reference to Exhibit 10-2 to Form 10-Q for the quarter ended March 31, 1994. (S.E.C. File No. 1-2782)

          (10-73) Warrant Certificate covering 2,047,500 shares of Common Stock of the Company, issued to FS Signal Associates in connection with the Restructuring Agreement dated as of August 13, 1993. Incorporated by reference to Exhibit 10-4 to Form 10-Q for the quarter ended September 30, 1993. (S.E.C. File No. 1-2782)

          (10-74) Warrant Certificate covering 2,000,000 shares of Common Stock of the Company, issued to FS Signal Associates in connection with the Restructuring Agreement dated as of August 13, 1993. Incorporated by reference to Exhibit 10-5 to Form 10-Q for the quarter ended September 30, 1993. (S.E.C. File No. 1-2782)

          (10-75) Warrant Certificate dated April 1, 1994 to purchase 300,000 shares of Common Stock of the Company, issued to FS Signal Associates I in connection with the promissory note dated March 31, 1994. Incorporated by reference to Exhibit 10-4 to Form 10-Q for the quarter ended March 31, 1994. (S.E.C. File No. 1-2782)

          (10-76) Warrant Certificate covering 675,000 shares of Common Stock of the Company, issued to Walsh Greenwood in connection with the Restructuring Agreement dated as of August 13, 1993. Incorporated by reference to Exhibit 10-6 to Form 10-Q for the quarter ended September 30, 1993. (S.E.C. File No. 1-
2782)

          (10-77) License Agreement between the Company and RHC Licensing Corporation dated June 2, 1992. Incorporated by reference to Exhibit 10-52 to Form 10-K for the year ended December 31, 1992. (S.E.C. File No. 1-2782)

          (10-78) Warrant Certificate covering 200,000 shares of Common Stock of the Company issued to Grissanti, Galef & Goldress, Inc. in connection with their engagement. Incorporated by reference to Exhibit 10-1 to Form 10-Q for the quarter ended September 30, 1993. (S.E.C. File No. 1-2782)

          (10-79) Amendment to Warrant Certificate dated October 18, 1994 reducing the shares issuable from 200,000 to 100,000 to Grisanti, Galef & Goldress, Inc. Incorporated by reference to Exhibit 10-3 to Form 10-Q for the quarter ended September 30, 1994. (S.E.C. File No. 1-2782)

          (10-80) Agreement dated June 21, 1994 by and among the Company, FS Signal Associates I, and Walsh Greenwood & Co. exchanging all outstanding shares of the Company's Series B Preferred Stock on a one-per-one basis for shares of the Company's Series C Preferred Stock. Incorporated by reference to Exhibit 10-1 to form 10-Q for the quarter ended June 30, 1994. (S.E.C. File No. 1-2782)

          (10-81) Registration Rights Agreement dated November 22, 1994, between the Company and Kidd, Kamm Equity Partners, Inc. Incorporated by reference to
Exhibit 10-2 to current report on Form 8-K dated November 22, 1994. (S.E.C. File No. 1-2782)

          (10-82) Agreement dated May 10, 1995 by and between the Company and Sherri Winkler and MW Holdings, Inc. Incorporated by reference to Exhibit 10-4 to Form 10-Q for the quarter ended March 31, 1995 . (S.E.C. File No. 1-2782)

          (10-83) Employment Agreement with Leon Ruchlamer dated as of March 27, 1995. Incorporated by reference to Exhibit 10-5 to Form 10-Q for the quarter ended March 31, 1995. (S.E.C. File No. 1-2782)

          (10-84) Employment Agreement with William Watts dated as of March 15, 1995. Incorporated by reference to Exhibit 10-6 to Form 10-Q for the quarter ended March 31, 1995. (S.E.C. File No. 1-2782)

          (10-85) Agreement dated April 24, 1995 between the Company and MC Properties I. L.P. Incorporated by reference to Exhibit 10-7 to Form 10-Q for the quarter ended March 31, 1995. (S.E.C. File No. 1-2782)

          (10-86) Settlement Agreement dated as of March 1, 1995 with Glenn Grandin. Incorporated by reference to Exhibit 10-9 to Form 10-Q for the quarter ended March 31, 1995. (S.E.C. File No. 1-2782)

          (10-87) Settlement Agreement dated as of April 13, 1995 with Daniel Cox. Incorporated by reference to Exhibit 10-10 to Form 10-Q for the quarter ended March 31, 1995. (S.E.C. File No. 1-2782)

          (10-88) Credit Agreement dated as of March 31, 1995 between the Company and Walsh Greenwood & Co. Incorporated by reference to Exhibit 4-1 to current report on Form 8-K filed on May 10, 1995. (S.E.C. File No. 1-2782)

          (10-89) Promissory Note in face amount of $15,000,000 dated March 31, 1995 issued to Walsh Greenwood by the Company. Incorporated by reference to
Exhibit 4-2 to current report on Form 8-K filed on May 10, 1995. (S.E.C. File No. 1-2782)

          (10-90) Fixed Rate Warrant Certificate for 1,500,000 Warrants dated March 31, 1995 issued to Walsh Greenwood by the Company. Incorporated by reference to Exhibit 4-3 to current report on Form 8-K filed on May 10, 1995. (S.E.C. File No. 1-2782)

          (10-91) Discount Rate Warrant Certificate for 1,500,000 Warrants dated March 31, 1995 issued to Walsh Greenwood by the Company. Incorporated by reference to Exhibit 10-1 to current report on Form 8-K filed on May 10, 1995. (S.E.C. File No. 1-2782)

          (10-92) Agreement among Signal Apparel Company, Inc. and certain shareholders of Signal Apparel Company, Inc. Incorporated by reference to
Exhibit 10-1 to current report on Form 8-K filed on May 10, 1995. (S.E.C. File No. 1-2782)

          (10-93) Tennessee Deed of Trust and Security Agreement dated March 31, 1995 between the Company and Walsh Greenwood. Incorporated by reference to
Exhibit 10-2 to current report on Form 8-K filed on May 10, 1995. (S.E.C. File No. 1-2782)

          (10-94) Deed to Secure Debt and Security Agreement dated March 31, 1995 between the Company and Walsh Greenwood. Incorporated by reference to
Exhibit 10-3 to current report on Form 8-K filed on May 10, 1995. (S.E.C. File No. 1-2782)

          (10-95) Real Estate Mortgage, Security Agreement, Assignment of Lease and Rents and Fixture filing dated March 31, 1995 between The Shirt Shed and Walsh Greenwood. Incorporated by reference to Exhibit 10-4 to current report on Form 8-K filed on May 10, 1995. (S.E.C. File No. 1-2782)

          (10-96) Severance Agreement dated November 5, 1995 with Marvin Winkler. Incorporated by reference to Exhibit 10-93 to Form 10-K for the year ended December 31, 1995. (S.E.C. File No. 1-2782)

          (10-97) Employment Agreement with Bruce Krebs dated November 27, 1995. Incorporated by reference to Exhibit 10-94 to Form 10-K for the year ended December 31, 1995. (S.E.C. File No. 1-2782)

          (10-98) Employment Agreement with Gary LaBelle dated November 30, 1995. Incorporated by reference to Exhibit 10-95 to Form 10-K for the year ended December 31, 1995. (S.E.C. File No. 1-2782)

          (10-99) First Amendment dated August 10, 1995, to Credit Agreement dated March 31, 1995, between the Company and Walsh Greenwood. Incorporated by reference to Exhibit 10-96 to Form 10-K for the year ended December 31, 1995. (S.E.C. File No. 1-2782)

          (10-100) Replacement Promissory Note in the face amount of $20,000,000 dated August 10, 1995, between the Company and Walsh Greenwood. Incorporated by reference to Exhibit 10-97 to Form 10-K for the year ended December 31, 1995. (S.E.C. File No. 1-2782)

          (10-101) Fixed Rate Warrant Certificate for 500,000 Warrants dated August 10, 1995, issued to Walsh Greenwood by the Company. Incorporated by reference to Exhibit 10-98 to Form 10-K for the year ended December 31, 1995. (S.E.C. File No. 1-2782)

          (10-102) Discount Rate Warrant Certificate for 500,000 Warrants dated August 10, 1995, issued to Walsh Greenwood by the Company. Incorporated by reference to Exhibit 10-99 to Form 10-K for the year ended December 31, 1995. (S.E.C. File No. 1-2782)

          (10-103) First Amendment dated August 10, 1995, to Tennessee Deed of Trust and Security Agreement dated March 31, 1995, between the Company and Walsh Greenwood. Incorporated by reference to Exhibit 10-100 to Form 10-K for the year ended December 31, 1995. (S.E.C. File No. 1-2782)

          (10-104) First Amendment dated August 10, 1995, to Secured Debt and Security Agreement dated March 31, 1995, between the Company and Walsh Greenwood. Incorporated by reference to Exhibit 10-101 to Form 10-K for the year ended December 31, 1995. (S.E.C. File No. 1-2782)

          (10-105) First Amendment dated August 10, 1995, to Real Estate Mortgage, Security Agreement, Assignment of Lease and Rents and Fixture Filing dated March 31, 1995, between The Shirt Shed and Walsh Greenwood. Incorporated by reference to Exhibit 10-102 to Form 10-K for the year ended December 31, 1995. (S.E.C. File No. 1-2782)

          (10-106) Letter Agreement dated March 27, 1996 waiving certain defaults under the Walsh Greenwood Credit Agreement. Incorporated by reference to Exhibit 10-103 to Form 10-K for the year ended December 31, 1995. (S.E.C. File No. 1-2782)

          (10-107) Waiver Letter dated March 19, 1997 by and among Walsh Greenwood & Co., the Company, Shirt Shed and American Marketing Works, waiving certain defaults under the Walsh Greenwood Credit Agreement and under the Tranche A and Tranche B Notes, and extending the maturity of the Tranche A and Tranche B Notes to January 1, 1998.

          (10-108) Reimbursement Agreement and related Promissory Note dated January 30, 1997, among the Company, FS Signal Associates Limited Partnership and FS Signal Associates II Limited Partnership, concerning renewal and guaranty arrangements with respect to certain letters of credit.

          (10-109) Employment Agreement with Barton Bresky, dated January 7,
1997.

          (21)  List of Subsidiaries

          (23)  Consent of Arthur Andersen LLP, Independent Public Accountants

          (27)  Financial Data Schedule

  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    SIGNAL APPAREL COMPANY, INC.


                                    By: /s/ Robert J. Powell
                                       --------------------------
                                       Robert J. Powell
                                       Vice President and
                                       Secretary
Date: April 30, 1997