Form 10-Q
period 1997-03-31
SIGNAL APPAREL COMPANY INC
filed 1997-05-13
CIK 105107

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                     -----------------------
                            FORM 10-Q

(Mark One)

  [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1997   or
                               --------------------
 [  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

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

           Class                    Outstanding at May 5, 1997
      --------                   -----------------------------

       Common Stock                      11,578,046 shares

PART I  -  FINANCIAL INFORMATION

Item 1. Financial Statements

                    SIGNAL APPAREL COMPANY, INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS
                           (In Thousands)

                                                 March 31       Dec. 31
                                                   1997           1996
                                                 ---------     ---------

           Assets
Current Assets:
     Cash & cash equivalents                    $  1,975       $  1,713
     Accounts receivable, net                      1,951            755
     Inventories                                  12,346         14,687
     Prepaid expenses and other                      797            769
                                                 --------      ---------
                                                  17,069         17,924
  Property, plant and equipment, net               7,870          8,170
  Other assets                                        60             73
                                                 --------      ---------
     Total assets                               $ 24,999       $ 26,167
                                                 ========     ==========

   Liabilities and Shareholders' Equity (Deficit)

Current Liabilities:
     Accounts payable                           $  3,372       $  5,055
     Accrued liabilities                           8,280          9,003
     Accrued interest                              9,227          7,044
     Current portion of long-term debt             6,426          6,795
     Revolving advance account                    19,163         20,362

                                                ---------      ---------
     Total current liabilities                    46,468         48,259
                                                ---------      ---------
Long-term debt, principally from
     related parties                              44,612         39,266

   Other non current liabilities                   5,414          4,797
                                                 --------     ----------
Shareholders' Equity (Deficit):
      Common stock                                   115            115
      Preferred stock at liquidation preference
       plus cumulative undeclared dividends       76,202         76,202

     Additional paid-in capital                   73,507         73,507
     Accumulated deficit                        (220,202)      (214,862)
     Treasury shares (at cost)                    (1,117)        (1,117)
                                                ---------      ---------
   Total shareholders'
      equity (deficit)                           (71,495)       (66,155)
                                                ---------      ---------
   Total liabilities and
       shareholders' equity (deficit)           $ 24,999       $ 26,167
                                                =========      =========

See accompanying notes to consolidated condensed financial statements.



                  SIGNAL APPAREL COMPANY, INC.
        CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              (In Thousands Except Per Share Data)
                          (Unaudited)

                                           Three Months Ended
                                           March 31,   March 31,
                                             1997         1996
                                          ---------    ---------
  Net sales                                $10,366      $ 19,505
  Cost of sales                              8,546        17,750
                                          ---------     ---------
       Gross profit                          1,820         1,755
  Royalty expense                              861         1,137
  Selling, general and administrative
    expenses                                 2,704         5,107
  Interest expense                           3,486         2,364
  Other expenses, net                          109           200
                                          ---------     ---------
       Loss before income taxes             (5,340)       (7,053)
  Income taxes                                  --            --
                                          ---------     ---------
  Net loss applicable to common stock     $ (5,340)     $ (7,053)
                                          =========     =========

  Net loss per common share               $   (.46)     $  (0.61)
                                          =========     =========
Weighted average common shares
    outstanding                             11,578        11,528
                                          =========     =========

See accompanying notes to consolidated condensed financial statements.


                    SIGNAL APPAREL COMPANY, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (In Thousands)
                             (Unaudited)


                                               Three Months Ended
                                            March 31,     March 31,
                                              1997          1996
                                            ---------     ---------
Operating Activities:
    Net loss                                $ (5,340)     $ (7,053)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
      Depreciation and amortization              329           760
      (Gain) Loss on disposal of equipment      (48)            26
      Grant of Common Stock options below
        market value                               -            74
      Changes in operating assets
        and liabilities:
         Increase in accounts receivable     (1,196)          (899)
         Decrease in inventories              2,341          4,608
         Increase(decrease) in prepaid
           expenses and other assets            (15)           200
         Increase in accounts payable
           and accrued liabilities              488            314
                                           ---------      ---------
             Net cash used in operating
               activities                    (3,441)        (1,970)
                                           ---------      ---------

Investing Activities:
    Purchases of property, plant and
        equipment                              (27)            (51)
    Proceeds from the sale of property,
        plant and equipment                     46              80
                                          ---------       ---------
                Net cash provided by
                  investing activities          19              29
                                          ---------       ---------
Financing Activities:
      Borrowings from senior lender          6,576          13 718
      Payments to senior lender             (7,774)        (12,161)
      Proceeds from subordinated note payable
        to related party                                        --
      Proceeds from other borrowings         5,385              --
      Principal payments on borrowings        (503)           (371)
                                          ---------       ---------
                  Net cash provided by
                    financing activities     3,684           1,186
                                          ---------       ---------
  Increase (decrease) in cash                  262            (755)
  Cash at beginning of period                1,713           1,495
                                           --------       ---------
  Cash at end of period                  $   1,975        $    740
                                          =========       =========


See accompanying notes to consolidated condensed financial statements.


Part I Item 1. (cont'd)

                   SIGNAL APPAREL COMPANY, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           (Unaudited)

1. The accompanying consolidated condensed financial statements have been prepared on a basis consistent with that of the consolidated financial statements for the year ended December 31, 1996. The accompanying financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of the Company, necessary to present fairly the financial position of the Company as of March 31, 1997 and December 31, 1996 and its results of operations and cash flows for the three months ended March 31, 1997 and March 31, 1996. These consolidated condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

2.   The results of operations for the three months ended
     March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

3.   Inventories consisted of the following:

                                           March 31,   December 31,
                                             1997         1996
                                             ----         ----
                                            (Dollars in thousands)

       Raw materials and supplies            $1,236     $ 1,244
       Work in process                        1,598       2,060
       Finished goods                         9,512      11,383
                                            --------    --------
                                           $ 12,346     $14,687
                                           ========    ========

4. Pursuant to the terms of various license agreements, the Company is obligated to pay future minimum royalties of approximately $1.1 million in 1997.

5. During the three months ended March 31, 1997 Signal was advanced an additional $5.4 million by Walsh Greenwood & Company, a principal shareholder (Walsh Greenwood). This advance to the Company is expected to be documented as a loan on terms similar to the $20 million Walsh Greenwood Credit Agreement and therefore is considered long term debt in the accompanying financial statements.

6. In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 changes the criteria for reporting earnings per share ("EPS") by replacing primary EPS with basic EPS and fully diluted EPS with diluted EPS. Due to the losses sustained by the Company (which make common stock equivalents anti-dilutive), SFAS 128 will not have any impact on current year to date EPS or prior period EPS amounts disclosed in the current Financial Statements.


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Net sales of $10.4 million for the quarter ended March 31, 1997 represent a decrease of $9.1 million or 47% from the $19.5 million in net sales for the corresponding period of 1996. This decrease is comprised of a $5.0 million reduction in screenprinted products, a $2.7 million reduction in undecorated activewear and a $1.4 million reduction in women's fashion knitwear.

Sales of screenprinted products were $6.2 million for the quarter ended March 31, 1997 versus $11.2 million for the corresponding period of 1996. Reduced unit volume accounted for a $4.9 million decrease in sales while a decrease in average selling price neted a $.1 million reduction. The decrease in average selling price was due to a combination of product mix and unit selling price changes. The Company is focusing, its efforts on the recovery of lost volume in this core area of the business.

Sales of undecorated activewear products were $1.3 million for the quarter ended March 31, 1997 versus $4.1 million for the corresponding period of 1996. As reported in the Annual Report on Form 10-K for the year ended December 31, 1996, the Company has made the decision to concentrate its marketing efforts on screenprinted products in an effort to produce higher margin sales than can be made with undecorated activewear. As a result of this decision, the Company's sales of undecorated activewear will continue to decline during 1997 and will no longer represent a significant share of the Company's total sales.

Sales of women's fashion knitwear decreased 33% to $2.8 million for the quarter ended March 31, 1997 as compared to $4.3 million
for the corresponding period of 1996.   Closeout sales increased
to $.6 million for the quarter ended March 31, 1997 compared to $.3 million for the corresponding period of 1996. Total sales excluding closeouts for the quarter ended March 31, 1997 were $2.2 million compared to $4.0 million for the corresponding period in 1996. Of the $1.8 million sales reduction $1.4 million was the result of reduced unit volume and $.4 million was the results of reduced average selling price. The reduction in average selling price was due to a combination of product mix and unit selling price changes. The $1.8 million sales reduction was primarily due to competition from garments selling at lower retail prices.

Gross profit was $1.8 million (18% of sales) for the quarter ended March 31, 1997 compared to $1.8 million (9% of sales) for the corresponding period in 1996. Of the 9% margin improvement 7% is due to lower manufacturing costs with the balance being the results of an improved sales mix. Manufacturing cost was improved as a result of having only one printing operation this year versus two last year, the closing of the LaGrange plant, and reduced overhead costs.

Royalty expense related to licensed product sales was 8% of sales for the quarter ended March 31, 1997 compared to 6% for the corresponding period of 1996. This increase was primarily caused by an increase in the percentage of licensed versus non-licensed sales. Selling, general and administrative (SG&A) expenses were 26% of sales for the quarters ended March 31, 1997 and 1996, respectively. Actual SG&A expense decreased $2.4 million as a result of ongoing efforts to minimize overhead costs.

FINANCIAL CONDITION

Additional working capital was required in the first quarter of 1997 to fund the continued losses incurred by the Company. The Company's need was met through several transactions with the Company's principal shareholders and the senior lender. In the first quarter of 1997, the Company received $5.4 million from Walsh Greenwood. The Company is in the process of negotiating to amend the Walsh Greenwood Credit Agreement dated March 31, 1995 to include these additional funds as well as funds received in 1996 ($12.0 million). Therefore, the Company is currently accruing interest on these additional funds at an annual rate of 25%, based on the terms of the Walsh Greenwood Credit Agreement. At March 31, 1997, the Company had overadvance borrowings of approximately $13.3 million with its senior lender compared to $14.1 million at December 31, 1996.

The Company's working capital deficit at March 31, 1997 decreased $1.0 million or 3.3% compared to year end 1996. The decrease in working capital deficit was primarily due to a decrease in inventories ($2.3 million), which were partially offset by a reduction in the current portion of long-term debt ($.4 million), a decrease in accounts payable, accrued liabilities and accrued interest ($.2 million), an increase in cash ($.3 million),an increase in accounts receivable ($1.2 million) and a reduction in the revolving advance account ($1.1 million).

Accounts receivable increased $1.2 million or 158% over year-end
1996. The increase was a result of an increase in first quarter sales over fourth quarter sales in 1996 and the timing of payments from the senior lender.

Inventories decreased $2.3 million or 15.9% compared to year-end
1996. Inventories decreased as a result of ongoing efforts to minimize inventory levels.

Total current liabilities decreased $1.8 million or 3.7% over year-end 1996 primarily due to a decrease in the revolving advance account of $1.1 million, a decrease in the current portion of long-term debt of $.4 million and a decrease in accounts payable, accrued liabilities and accrued interest of $.2 million.

Cash used in operations was $3.4 million during the first three months of 1997 compared to $2.0 million used in operating activities during the same period in 1996. The net loss of $5.3 million and increases in accounts receivable of $1.2 million were the primary uses of funds in the first three months of 1997. Primary items partially offsetting the uses of funds were depreciation and amortization ($.3 million) and significantly lower inventory levels ($2.3 million).

Commitments to purchase equipment totaled approximately $.1 million at March 31, 1997. During 1997, the Company anticipates capital expenditures of approximately $.7 million.

Cash provided by financing activities was $3.7 million for the first three months of 1997. The Company borrowed $5.4 million from Walsh Greenwood. This was partially offset by principle payments on borrowing of $1.7 million.

The revolving advance account decreased $1.1 million from $20.4 million at year-end 1996 to $19.2 million at March 31, 1997. Under the current financing arrangement with its senior lender the Company's total outstanding obligations cannot exceed the lower of $40 million or the borrowing base as defined. At March 31, 1997, the borrowing base was $5.9 million. Therefore, approximately $13.3 million was overadvanced under the revolving advance account.

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

The Company believes that this credit agreement, which is subject to final documentation, will be adequate to provide for the Company's financing through at least 1997 assuming that projections for the balance of the year are met.

Certain of the Company's principal shareholders have agreed to guarantee a discretionary overadvance of $14.0 million. FS Signal Associates II has guaranteed $2.0 million in the form of a letter of credit and Walsh Greenwood has guaranteed $2.0 million in the form of cash on deposit with the senior lender. The remaining $10.0 million is guaranteed by WG Trading Company, L.P.

Interest expense for the quarter ended March 31, 1997 was $3.5 million compared to $2.4 million for the same period in 1996. Total outstanding debt averaged $71.0 million and $57.4 million for the first three months of 1997 and 1996, respectively, with average interest rates of 19.6% and 16.5%.

The Company also uses letters of credit to support foreign and some domestic sourcing of inventory and certain other obligations. Outstanding letters of credit were $.7 million at March 31, 1997 (excluding collateral of $2.0 million pledged to the senior lender in the form of a standby letter of credit).

Average outstanding debt and the average interest rate increased due to additional borrowings from Walsh Greenwood. As of March 31, 1997 total indebtedness to Walsh Greenwood (including borrowing under the Walsh Greenwood Credit Agreement) totaled $37.3 million with an interest rate of 25% and an interest rate of $27% on accrued but unpaid interest. As a result of continued losses, the Company has been unable to fund its cash needs from operating activities. The Company's liquidity shortfalls were primarily funded through the additional $5.3 million advance from Walsh Greenwood.

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

The Rutledge, Tennessee plant was sold on May 5, 1997 for
$400,000. Approximately $352,000 was used to retire the debt to CDBG, City of Rutledge and Grainger County. Approximately
$48,000 of these funds were applied against the BNY Term debt.

In accordance with the Company's strategic plan to focus on its core business activities and reduce non-core operating expenses, the Company has decided to seek purchasers for its Heritage Sportswear unit and LaGrange, Georgia fabric manufacturing facility.

Potential purchasers for both the LaGrange and Heritage operations have been identified and negotiations are currently underway. The vacant Wabash, Indiana plant is also for sale.

Total shareholders' deficit increased $5.3 million compared to year-end 1996. The Company sustained losses of $5.3 million for the first three months of 1997.


LIQUIDITY AND CAPITAL RESOURCES

As a result of continuing losses, the Company has been unable to fund its cash needs through cash generated by operations. The Company's liquidity shortfalls from operations during these periods have been funded through several transactions with its principal shareholders and with the Company's senior lender. These transactions are detailed above in the Financial Condition section.

The Company's senior lender waived all existing loan covenant violations as of March 31, 1997. However, as the Company is not currently in compliance with certain financial covenants, all long-term debt due the senior lender is subject to accelerated maturity and as such, has been classified as a current liability in the consolidated balance sheets. If the senior lender were to accelerate the maturity of the debt, the Company would not have funds available to repay this debt.

Actions taken by the Company to improve its operations and liquidity have included: (i) the institution of an extensive cost reduction program that has reduced general and administrative expenses; (ii) the sale of excess and close-out inventories;
(iii) the implementation of an inventory control program in order to eliminate the manufacture of excess goods and to more effectively utilize working capital; (iv) obtaining $20.0 million in financing under the Walsh Greenwood Credit Agreement and further financial support by Walsh Greenwood in the amount of $17.4 million in cash through March 1997; and (v) further guarantees by Walsh Greenwood to the senior lender in order to support an increase in the Company's overadvance position with the senior lender. The Company believes it can improve its operating margins as a result of certain of the actions being taken. The Company has also considered the sale of certain non-strategic assets as discussed above..

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



 Part II.  OTHER INFORMATION

Items 1-5

Not Required

 Item 6.Exhibits and Reports on Form 8-K

      (a)Exhibits

          (10.1) Waiver Letter, dated as of April 14, 1997, pertaining to factoring Agreements dated as of (i) May
          23, 1991 between the Company and BNY Financial
          Corporation and (ii) July 25, 1991 between The Shirt
          Shed, Inc. and BNY Financial Corporation.

     (27)  Financial Data Schedule

      (b)Reports on Form 8-K:

     None


                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  SIGNAL APPAREL COMPANY, INC.
                                ------------------------------
                                           (Registrant)




 Date: May 13, 1997             /s/ Barton J. Bresky
       ---------------          ------------------------------
                                Barton J. Bresky
                                President and
                                Chief Executive Officer




 Date: May 13, 1997            /s/ William H. Watts
       ---------------         -------------------------------
                               William H. Watts
                               Chief Financial Officer



                    SIGNAL APPAREL COMPANY, INC.
                            FORM 10-Q
               FOR THE QUARTER ENDED MARCH 31, 1997
                          EXHIBIT INDEX

Exhibit No.
per Item 601                                           Sequential
 of Reg. S-K          Description of Exhibit             Page No.
------------          ----------------------           ----------

(10.1)           Waiver Letter, dated as of April 14,
                 1997, pertaining to factoring
                 Agreements dated as of (i) May 23,
                 1991 between the Company and BNY
                 Financial Corporation and (ii) July
                 25, 1991 between The Shirt Shed, Inc.
                 and BNY Financial Corporation.

(27)             Financial Data Schedule