Form 10-Q
period 1997-06-30
SIGNAL APPAREL COMPANY INC
filed 1997-08-15
CIK 105107

Washington, D.C.  20549
                          -----------------------
                                 FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1997   or

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to

                       Commission file number 1-2782

                       SIGNAL APPAREL COMPANY, INC.


          (Exact name of registrant as specified in its charter)
             Indiana                         62-0641635
(State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)            Identification No.)

200-A Manufacturers Road, Chattanooga, Tennessee          37405
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

                         Yes  X      No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class
                             Outstanding at August 2, 1997
       Common Stock
                                   11,578,046 shares
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                        SIGNAL APPAREL COMPANY, INC.
                        CONSOLIDATED BALANCE SHEETS
                               (In Thousands)
                                                June 30,     Dec. 31
                                                  1997         1996
          Assets                                ---------    ---------
Current Assets:
   Cash & cash equivalents                      $   245      $  1,713
   Accounts receivable, net                       4,028           755
   Inventories                                   12,250        14,687
   Prepaid expenses and other                       940           769
                                              ---------     ---------
                                                 17,463        17,924
Property, plant and equipment, net                6,517         8,170
Other assets                                         59            73
                                              ---------     ---------
      Total assets                              $24,039      $ 26,167
                                              =========     =========
          Liabilities and Shareholders' Equity (Deficit)
Current Liabilities:
   Accounts payable                             $ 2,294      $  5,055
   Accrued liabilities                            7,977         9,003
   Accrued interest                              12,250         7,044
   Current portion of long-term debt              6,193         6,795
   Revolving advance account                     19,613        20,362
                                              ---------     ---------
      Total current liabilities                  48,327        48,259
                                              ---------     ---------
Long-term debt principally from
   related parties                               46,775        39,266

   Other non-current liabilities                  6,041         4,797
                                              ---------     ---------
Shareholders' Equity (Deficit):
   Redeemnable Preferred Stock                     -0-           -0-
   Common stock                                     115           115
   Preferred stock at liquidation preference
     plus cumulative undeclared dividends        76,202        76,202
   Additional paid-in capital                    73,507        73,507
   Accumulated deficit                         (225,811)     (214,862)
   Treasury shares (at cost)                     (1,117)       (1,117)
                                                ---------    ---------
      Total shareholders'
            equity (deficit)                     (77,104)     (66,155)
                                                ---------    ---------
          Total liabilities and
            shareholders' equity (deficit)       $24,039     $ 26,167
                                               =========    =========
See accompanying notes to consolidated financial statements.

                                   SIGNAL APPAREL COMPANY, INC.
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                               (In Thousands Except Per Share Data)
                                           (Unaudited)
                                           Three Months Ended          Six Months Ended
                                          June 30,       June 30,    June 30,    June 30,
                                           1997           1996        1997        1996
                                        ---------     ---------      ---------  ---------


Net sales                               $  11,891      $ 15,279    $ 22,257     $34,784
Cost of sales                               8,375        13,284      16,921      31,034
                                         ---------     ---------   ---------    ---------
     Gross profit                           3,516         1,995       5,336       3,750
Royalty expense                             1,651         1,129       2,512       2,266
Selling, general and administrative
  expense                                   3,108         4,535       5,812       9,642
Interest expense                            3,713         2,457       7,199       4,821
Other expenss, net                            653           109         762         309
                                         ---------     ---------   ---------    --------
     Loss before income taxes              (5,609)       (6,235)    (10,949)    (13,288)
Income taxes                                   --            --          --          --
                                         ---------     ---------   ---------    ---------
Net loss applicable to common stock     $  (5,609)     $ (6,235)   $(10,949)   $(13,288)
                                         =========     =========   =========    ========

Net loss per common share               $   (0.48)     $  (0.54)   $  (0.95)   $  (1.15)
                                         =========     =========   =========   =========
Weighted average common shares
  outstanding                              11,578        11,578      11,578      11,553

                                         =========     =========   =========   =========

See accompanying notes to financial statements.
                          SIGNAL APPAREL COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)


                                                     Six Months Ended
                                                      June 30,      June 30,
                                                       1997          1996
                                                    ---------      ---------
Operating Activities:
 Net loss                                           $(10,949)      $(13,288)
 Adjustments to reconcile net loss to
   net cash used in operating activities:
    Depreciation and amortization                        639          1,527
    Loss on disposal of equipment                        482            222
    Grant of Common Stock options below
      market value                                       --              74
    Changes in operating assets
      and liabilities:
        (Increase)/decrease in accounts
          receivable                                  (3,273)           623
        Decrease in inventories                        2,437          4,094
        (Increase) decrease in prepaid
          expenses and other assets                     (157)            58
        Increase in accounts payable and
          accrued liabilities                          2,160          3,101
                                                   ---------      ---------
                                      Net cash used in operating
                                        activities    (8,661)        (3,589)
                                                   ---------      ---------

Investing Activities:
 Purchases of property, plant and
   equipment                                            (58)           (163)
 Proceeds from the sale of property,
   plant and equipment                                  456             108
                                                  ---------       ---------
            Net cash provided by/(used in)
               investing activities                     398             (55)
                                                  ---------       ---------
Financing Activities:
   Borrowings from senior lender                     16,190          29,659
   Payments to senior lender                        (16,938)        (27,215)
   Proceeds from borrowings from related
      party                                           8,878            --
   Principal payments on borrowings                  (1,335)             81
   Proceeds from exercise of stock options             --               200
                                                  ---------       ---------


                              Net cash provided by
                                financing activities  6,795           2,725
                                                   ---------       ---------
  Net decrease in cash                               (1,468)           (919)
  Cash at beginning of period                         1,713           1,495

                                                   --------       ---------
  Cash at end of period                           $     245        $    576
                                                  =========       =========


See accompanying notes to consolidated financial statements.

Part I Item 1. (cont'd)

                       SIGNAL APPAREL COMPANY, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

1. The accompanying consolidated financial statements have been prepared on a basis consistent with that of the consolidated financial statements for the year ended December 31, 1996. The accompanying financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of the Company, necessary to present fairly the financial position of the Company as of June 30, 1997 and December 31, 1996 and its results of operations and cash flows for the six-month periods ended June 30, 1997 and June 30, 1996. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

2. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

3.   Inventories consisted of the following:

                                          June 30,     December 31,
                                            1997          1996
                                            ----          ----
                                               (In thousands)

          Raw materials and supplies  $    1,299     $    1,244
          Work in process                  1,508          2,060
          Finished goods                   9,443         11,383
                                        --------       --------
                                        $ 12,250       $ 14,687
                                        ========       ========

4. Pursuant to the terms of various license agreements, the Company is obligated to pay future minimum royalties of approximately $1.0 million.

5. During the six months ended June 30, 1997, the Company was Advanced an additional $7.8 million by Walsh Greenwood & Company, a principal shareholder ("Walsh Greenwood"). This advance is expected to be documented as a loan on terms similar to the $20 million Walsh Greenwood Credit Agreement and therefore is considered long-term debt in the accompanying financial statements.


6. In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 changes the criteria for reporting earnings per share ("EPS") by replacing primary EPS with basic EPS and by replacing fully diluted EPS with diluted EPS. Due to the losses sustained by the Company (which make common stock equivalents anti-dilutive), SFAS 128 will not have any impact on current year to date EPS or prior period EPS amounts disclosed in the current fnancial statements.


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Net sales of $11.9 million for the quarter ended June 30, 1997 represent a decrease of $3.4 million or 22% from the $15.3 million in net sales for the corresponding period of 1996. This decrease is comprised of a $.8 million reduction in screenprinted products, a $1.9 million reduction in undecorated activewear and a $.7 million reduction in women's fashion knitwear.

Sales of screenprinted products were $7.8 million for the quarter ended June 30, 1997 versus $8.5 million for the corresponding period of 1996. Reduced unit volume accounted for a $.6 million decrease in sales while a decrease in average selling price accounted for a $0.1 million sales reduction. The decrease in average selling price was due to a combination of product mix and unit selling price changes. The Company is focusing its efforts on the recovery of lost volume in this core area of the business.

Sales of undecorated activewear products were $1.6 million for the quarter ended June 30, 1997 versus $3.5 million for the corresponding period of 1996. As reported in the Annual Report on Form 10-K for the year ended December 31, 1996, the Company has made the decision to concentrate its marketing efforts on screenprinted products in an effort to produce higher margin sales than can be achieved with undecorated activewear. As a result of this decision, the Company's sales of undecorated activewear will continue to decline during 1997 and will no longer represent a significant portion of the Company's total sales.

Sales of women's fashion knitwear decreased 22% to $2.6 million for the quarter ended June 30, 1997 as compared to $3.3 million for the corresponding period of 1996. Average selling price per unit decreased 53% but was partially offset by increased unit volume 67%.

The reduction in average selling price was due to a combination of product mix and unit selling price changes. The $0.7 million sales reduction for the quarter was primarily due to competition from garments selling at lower retail prices.

Net sales of $22.3 million for the six months ended June 30, 1997 represent a decrease of $12.5 million or 36% from the $34.8 million in net sales for the corresponding period of 1996. This decrease is comprised of a $5.7 million reduction in screenprinted products, a $4.7 million reduction in undecorated activewear and a $2.1 million reduction in women's fashion knitwear.

Sales of screenprinted products were $14.0 million for the six months ended June 30, 1997 versus $19.7 million for the corresponding period of 1996. Reduced unit volume accounted for a $5.5 million decrease in sales while a decrease in average selling price accounted for a $0.2 million sales reduction. The decrease in average selling price was due to a combination of product mix and unit selling price changes.

     Sales of undecorated activewear products were $2.9 million for the six months ended June 30, 1997 versus $7.6 million for the corresponding period of 1996. As reported earlier the Company has made a decision to concentrate on sales of screenprinted products rather than undecorated activewear.

     Sales of women's fashion knitwear decreased 28% to $5.4 million for the six months ended June 30, 1997 as compared to $7.5 million for the corresponding period of 1996. The average selling price decreased by 42% but was partially offset by increased unit volume 24%. The reduction in average selling price was due to a combination of product mix and unit selling price changes.

     Gross profit was $3.5 million (30% of sales) for the quarter ended June 30, 1997 compared to $2.0 million (13% of sales) for the corresponding period in 1996. The primary components of the $1.5 million improvement in margin are lower manufacturing cost ($1.8 million) a one-time favorable adjustment to reserves ($1.2 million) offset by lower sales ($0.8 million) and lower standard margin ($0.7 million). Manufacturing cost was improved as a result of having only one printing operation this year versus two last year, the closing of the LaGrange, Georgia knitting & dying plant, and reduced overhead costs.

     Gross profit was $5.3 million (24% of sales) for the six months ended June 30, 1997 compared to $3.7 million (11% of sales) for the corresponding period in 1996. The primary components of the $1.6 million improvement in margin are lower manufacturing cost ($3.0 million), a one-time favorable adjustment to reserves, ($1.2 million) offset by lower sales ($2.6 million).

     Royalty expense related to licensed product sales was 14% of sales for the quarter ended June 30, 1997 and 7% for the corresponding period of 1996. This increase was caused by an increase in the percentage of licensed versus non-licensed product sales and by both plans additional expenses to cover guarantees where sales levels are not expected to cover minimum royalties. Selling, general and administrative (SG&A) expenses were 26% and 30% of sales for the quarters ended June 30, 1997 and 1996, respectively. Actual SG&A expense decreased $1.4 million as a result of ongoing efforts to reduced overhead costs.

     Royalty expense related to licensed product sales was 11% of sales for the six months ended June 30, 1997 compared to 7% for the corresponding period of 1996. This increase was primarily caused by an increase in the percentage of licensed versus non-licensed sales and by both plans additional expenses to cover guarantees where sales levels are not expected to cover minimum royalties. Selling, general and administrative (SG&A), expenses were 26% of sales for the six months ended June 30, 1997 and 1996, respectively. Actual SG&A expense decreased $3.8 million as a result of ongoing efforts to reduce overhead costs.

     In June 1997, David Houseman was appointed Chief Operating Officer & Chief Financial Officer of the Company. Mr. Houseman will focus his efforts on implementing the Company's turnaround plan which includes shifting the Company's marketing efforts to higher margin, screenprinted activewear, aligning the Company's cost structure and revenue base, and executing the Company's growth through acquisition strategy.

     FINANCIAL CONDITION

     Additional working capital was required in the first half of 1997 to fund the continued losses incurred by the Company. The Company s need was met through several transactions with the Company s principal shareholders and its senior lender. In the first half of 1997, the Company received $7.8 million from Walsh Greenwood. The Company is in the process of negotiating to amend the Walsh Greenwood Credit Agreement dated March 31, 1995 to include these additional funds as well as funds received in 1996 ($12.0 million). Therefore, the Company is currently accruing interest on these additional funds at an annual rate of 25%, based on the terms of the Walsh Greenwood Credit Agreement. At June 30, 1997, the Company had overadvance borrowings of approximately $13.1 million with its senior lender compared to $13.3 million at March 31, 1997.

     The Company s working capital deficit at June 30, 1997 increased $0.5 million compared to year end 1996. The increase in working capital deficit was primarily due to a decrease in inventories ($2.4 million), an increase in accounts payable, accrued liabilities and accrued interest ($1.4 million), and a decrease in cash ($1.5 million), which were partially offset by a reduction in the current portion of long-term debt ($0.6 million), an increase in accounts receivable ($3.3 million), an increase in prepaid expenses of $0.2 million, and a reduction in the revolving advance account ($0.7 million).

     Accounts receivable increased $3.3 million over year-end 1996. The increase was a result of an increase in second quarter sales over fourth quarter sales in 1996 and the timing of payments from the senior lender pursuant to the Company maturity based factoring agreement.

     Inventories decreased $2.4 million or 16.6% compared to year-end 1996. Inventories decreased as a result of ongoing efforts to reduce inventory levels and an increase in sales compared to the fourth quarter 1996.

     Cash used in operations was $8.7 million during the first six months of 1997 compared to $3.6 million used in operating activities during the same period in 1996. The net loss of $10.9 million and increases in accounts receivable of $3.3 million were the primary uses of funds in the first six months of 1997.

     Commitments to purchase equipment totaled approximately $.1 million at June 30, 1997. During 1997, the Company anticipates capital expenditures of approximately $.8 million.

     Cash provided by financing activities was $6.8 million for the first six months of 1997. The Company borrowed $7.8 million from Walsh Greenwood. The Company also borrowed $1.1 million from FS Signal Associates under a letter of credit reimbursement agreement. This was partially offset by principal payments on borrowing of $1.3 million and payments to senior lender of $0.7 million.

     The revolving advance account decreased $0.7 million from $20.4 million at year-end 1996 to $19.6 million at June 30, 1997. Under the current financing arrangement with its senior lender, the Company s total outstanding obligations cannot exceed the lower of $40 million or the borrowing base as defined. At June 30, 1997, the borrowing base was $6.5 million. Therefore, approximately $13.1 million was overadvanced under the revolving advance account.

     The Company and the senior lender have agreed in principle to adjust and to extend through March 31, 2000 the current credit facility. The new agreement will provide a $67,000,000 credit facility consisting of (i) a $33,000,000 revolving advance account which is similar in terms to the Company s current revolving advance account, (ii) a $34,000,000 additional facility replacing the existing $14,000,000 overadvance facility and which will provide an additional $5,000,000 of debt availability for the Company for which no additional collateral will be required,
     (iii) a significant reduction in the fees charged for services as a result of lowered volume guarantees and the elimination and reduction of certain other fees, and (iv) issuance to the senior lender of warrants to purchase 250,000 shares of Common Stock at $2.50 per share.

     The Company believes that this credit facility, which is subject to final documentation, will be adequate to provide for the Company s financing through at least 1997.

     Certain of the Company's principal shareholders have agreed to guarantee a discretionary overadvance of $14.0 million. FS Signal Associates II has guaranteed $2.0 million in the form of a letter of credit and Walsh Greenwood has guaranteed $2.0 million in the form of cash on deposit with the senior lender. The remaining $10.0 million is guaranteed by WG Trading Company, L.P.,an affiliate of Walsh Greenwood.

     Interest expense for the six months ended June 30, 1997 was $7.2 million compared to $4.8 million for the same period in 1996. Total outstanding debt averaged $72.5 million and $58.6 million for the first six months of 1997 and 1996, respectively, with average interest rates of 19.9% and 16.5%.

     The Company also uses letters of credit to support foreign and some domestic sourcing of inventory and certain other obligations. Outstanding letters of credit were $0.9 million at June 30, 1997 (excluding collateral of $2.0 million pledged to the senior lender in the form of a standby letter of credit).

     Average outstanding debt and the average interest rate increased due to additional borrowings from Walsh Greenwood. As of June 30, 1997 total indebtedness to Walsh Greenwood (including borrowing under the Walsh Greenwood Credit Agreement) totaled $39.9 million with an interest rate of 25% and an interest rate of 27% on accrued but unpaid interest. As a result of continued losses, the Company has been unable to fund its cash needs from operating activities. The Company s liquidity shortfalls for the first six months of 1997 were primarily funded through the additional $7.8 million in advances from Walsh Greenwood.

     In January 1997, in connection with the issuance of certain substitute or replacement letters of credit (aggregating $4.5 million) with respect to which two of the Company s principal shareholders (FS Signal Associates Limited Partnership and FS Signal Associates II Limited Partnership, collectively "FS Signal Associates") have agreed to reimburse the issuer for any draws related to amounts owed by the Company, the Company entered into a Reimbursement Agreement with FS Signal Associates and a related Promissory Note for $4.5 million, each dated January 30, 1997. Under the reimbursement Agreement and Promissory Note, the Company has agreed to repay any amounts that FS Signal Associates may be required to pay to the issuer of these letters of credit, with interest at an annual rate of 5.5% until fully repaid. The Company s obligations under the Reimbursement Agreement and Promissory Note are subordinate to its obligations to its senior lender, and those under the Tranche A and Tranche B Notes, and are parri passu with the Company s obligations under the Walsh Greenwood Credit Agreement.

     The Rutledge, Tennessee plant was sold on May 5, 1997 for
     $400,000. Approximately $352,000 was used to retire the debt to CDBG, City of Rutledge and Grainger County. Approximately
     $48,000 of these funds were applied against the term debt due to the Company's senior lender.

     In accordance with the Company s strategic plan to focus on its core business activities and reduce non-core operating expenses, the Company has decided to seek purchasers for its Heritage Sportswear unit and LaGrange, Georgia fabric manufacturing facility. The vacant Wabash, Indiana Plant facilities are also for sale.

     Total shareholders' deficit increased $10.9 million because of the losses sustained for the first six months of 1997.

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

     The Company's senior lender waived all existing loan covenant violations as of June 30, 1997. However, as the Company is not currently in compliance with certain financial covenants, all long-term debt due the senior lender is subject to accelerated maturity and as such, has been classified as a current liability in the consolidated balance sheets. If the senior lender were to accelerate the maturity of the debt, the Company would not have funds available to repay this debt.

     Actions taken by the Company to improve its operations and liquidity have included: (i) the institution of an extensive cost reduction program that has reduced general and administrative expenses; (ii) the sale of excess and close-out inventories;
     (iii) the implementation of an inventory control program in order to eliminate the manufacture of excess goods and to more effectively utilize working capital; (iv) obtaining $20.0 million in financing under the Walsh Greenwood Credit Agreement and further financial support by Walsh Greenwood in the amount of $19.8 million in cash through June 1997; and (v) further guarantees by Walsh Greenwood to the senior lender in order to support an increase in the Company's overadvance position with the senior lender. The Company believes it can improve its operating margins as a result of certain of the actions being taken. The Company has also considered the sale of certain non-strategic assets as discussed above.

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



Part II.  OTHER INFORMATION

Items 1-5

Not Required

Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits
                (10.1) Waiver Letter, dated as of August 13, 1997, pertaining to factoring Agreements dated as of (i) May 23, 1991 between the Company and BNY Financial
                Corporation and (ii) July 25, 1991 between The Shirt Shed, Inc. and BNY Financial Corporation.

               (27)  Financial Data Schedule

        (b)    Reports on Form 8-K:

               None
                                SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            SIGNAL APPAREL COMPANY, INC.
                                          ------------------------------
                                                    (Registrant)




   Date: August 13, 1997                  /s/ Barton J. Bresky
         ----------------                 ------------------------------
                                          Barton J. Bresky
                                          President




   Date: August 13, 1997                  /s/ David E. Houseman
         ----------------                 ------------------------------
                                          David E. Houseman
                                          Chief Operating Officer and
                                          Chief Financial Officer




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