Form 10-Q
period 1997-09-30
SIGNAL APPAREL COMPANY INC
filed 1997-11-14
CIK 105107

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                          -----------------------
                                 FORM 10-Q




(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 1997   or

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

           Class                  Outstanding at November 3, 1997

       Common Stock   12,433,240 shares
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                        SIGNAL APPAREL COMPANY, INC.
                        CONSOLIDATED BALANCE SHEETS
                               (In Thousands)
                                              September 30,  Dec. 31
                                                  1997         1996
          Assets                                ---------    ---------
Current Assets:                                 (Unaudited)
   Cash & cash equivalents                      $   355      $  1,713
   Accounts receivable, net                       3,549           755
   Inventories                                   14,226        14,687
   Prepaid expenses and other                       732           769
                                              ---------     ---------
                                                 18,862        17,924
Property, plant and equipment, net                6,081         8,170
Other assets                                         59            73
                                              ---------     ---------
      Total assets                              $25,002      $ 26,167
                                              =========     =========
          Liabilities and Shareholders' Equity (Deficit)
Current Liabilities:
   Accounts payable                             $ 2,529      $  5,055
   Accrued liabilities                            5,678         9,003
   Accrued interest                              17,788         7,044
   Current portion of long-term debt              5,957         6,795
   Revolving advance account                     21,046        20,362
                                              ---------     ---------
      Total current liabilities                   52,998       48,259
                                               ---------    ---------
Long-term debt principally from
   related parties                                52,021       39,266

   Other non-current liabilities                   3,666        4,797
                                                ---------    ---------
Shareholders' Equity (Deficit):
   Redeemable Preferred Stock                      --            --
   Common stock                                     115           115
   Preferred stock at liquidation preference
     plus cumulative undeclared dividends        76,202        76,202
   Additional paid-in capital                    73,507        73,507
   Accumulated deficit                         (232,390)     (214,862)
   Treasury shares, at cost                      (1,117)       (1,117)
                                                ---------    ---------
      Total shareholders'
            equity (deficit)                     (83,683)    ( 66,155)
                                                ---------    ---------
      Total liabilities and
            shareholders' equity (deficit)       $25,002      $26,167
                                               =========    =========
See accompanying notes to consolidated financial statements.

                      SIGNAL APPAREL COMPANY, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In Thousands, Except Per Share Data)
                                  (Unaudited)
                             Three Months Ended             Nine Months Ended
                             ------------------             -----------------
                                Sept 27,       Sept 30,    Sept 27,  Sept 30,
                                  1997           1996        1997      1996
                               ---------     ---------    --------  ---------
Net sales                      $  10,451      $ 13,185    $ 32,708  $  47,969
Cost of sales                      8,572        12,234      25,493     43,268
                               ---------     ---------   ---------  ---------
     Gross profit                  1,879           951      7,215       4,701

Royalty expense                    1,102          1,271      3,614      3,537
Selling, general and administrative
  expense                          3,005         4,003       8,817     13,645
Interest expense                   3,993         2,699      11,192      7,520
Other expenses, net                  358           422       1,120        731
                               ---------     ---------   ---------  ---------
     Loss before income taxes    (6,579)       (7,444)    (17,528)   (20,732)
Income taxes                      --            --          --         --
                              ---------      ---------   ---------  ---------
Net loss applicable to common stock
                              $  (6,579)     $ (7,444)   $(17,528)  $(20,732)
                              =========     =========   =========   =========

Net loss per common share     $   (0.57)     $  (0.64)   $  (1.51)  $  (1.79)
                              =========     =========   =========   =========
Weighted average common shares
  outstanding                    11,578        11,578      11,578     11,562

                              =========     =========   =========   =========
See accompanying notes to financial statements.

                          SIGNAL APPAREL COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)


                                                    Nine Months Ended
                                                  Sept 27,        Sept 30,
                                                    1997            1996
                                                   ---------       ---------

Operating Activities:
   Net loss                                       $   (17,528)      $(20,732)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
      Depreciation and amortization                        930         2,215
      Loss on disposal of equipment                        822           364
      Grant of Common Stock options below
        market value                                      --             222
      Changes in operating assets
        and liabilities:
          (Increase)/decrease in accounts
            receivable                                 (2,794)           285
          Decrease in inentories                          461          4,887
          (Increase) decrease in prepaid
            expenses andother assets                       51            186
          Increase in accounts payable and
            accrued liabilities                         4,895          2,630
                                                      ---------       ---------
              Net cash used in operating
                activities                            (13,163)        (9,943)
                                                      ---------       ---------

  Investing Activities:
   Purchases of property, plant and
     equipment                                           (130)          (197)
   Proceeds from the sale of property,
     plant and equipment                                  467            233
                                                       ---------       ---------
             Net cash provided by
               investing activities                       337             36
                                                       ---------       ---------
  Financing Activities:
   Borrowings from senior lender                       27,775         40,714
   Payments to senior lender                          (27,090)       (38,877)
   Proceeds from borrowings from related
      party                                            12,613          8,880
   Principal payments on borrowins                     (1,830)          (763)
   Proceeds from exercise of stock options               --              200
                                                      ---------       ---------


                         Net cash provided by
                           financing activities         11,468         10,154
                                                       ---------       ---------
  Net increase/(decrease) in cash                       (1,358)           247
  Cash at beginning of period                            1,713          1,495
                                                       ---------      ---------
  Cash at end of period                               $    355       $  1,742
                                                       =========      =========


See accompanying notes to consolidated financial statements.
Part I Item 1. (cont'd)

                       SIGNAL APPAREL COMPANY, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

     1. The accompanying consolidated financial statements have been prepared on a basis consistent with that of the consolidated financial statements for the year ended December 31, 1996. The accompanying financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of the Company, necessary to present fairly the financial position of the Company as of September 30, 1997 and December 31, 1996 and its results of operations and cash flows for the six-month periods ended September 30, 1997 and September 30, 1996. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

     2.   The results of operations for the nine months ended
          September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

     3.   Inventories consisted of the following:

                                               Sept 30,     December 31,
                                                  1997         1996
                                                  ----         ----
                                                     (In thousands)

            Raw materials and supplies        $  1,406       $  1,244
            Work in process                      1,810          2,060
            Finished goods                      11,010         11,383
                                              --------       --------
                                              $ 14,226       $ 14,687
                                              ========       ========

     4. Pursuant to the terms of various license agreements, the Company is obligated to pay future minimum royalties of approximately $1.3 million.

     5. During the nine months ended September 30, 1997, the Company was advanced an additional $11.5 million by Walsh Greenwood & Company, a principal shareholder ("Walsh Greenwood").
            This advance is on terms similar to the $20 million Walsh Greenwood Credit Agreement, and therefore, is considered long-term debt in the accompanying financial statements.


     6. 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 changes the criteria for reporting earnings per share ("EPS") by replacing primary EPS with basic EPS and by replacing fully-diluted EPS with diluted EPS. Due to the losses sustained by the Company (which make common stock equivalents anti-dilutive), SFAS 128 will not have any impact on current year-to-date EPS or prior-period EPS amounts disclosed in the current financial statements.

     7. The Company has finalized and executed an Amended and Restated Factoring Agreement with its senior lender, BNY Financial Corporation (a subsidiary of the Bank of New
            York). The term of the agreement extends through March 31, 2000.

            The revised agreement provides the Company with up to a maximum of $55.0 million aggregate credit availability, based on the Company's inventory, receivables, fixed assets and collateral pledged by principal shareholders of the Company. Financial covenants under the agreement have been modified in accordance with management's current business plan for the Company. In connection with the agreement, the Company has issued to the Senior Lender immediately exercisable warrants to purchase up to 250,000 shares of the Company's Common Stock.

            With the senior lender's consent, the Company has applied $20.0 million of the proceeds from this renewed financing arrangement to the reduction of subordinated indebtedness owed under a credit agreement between the Company and Walsh Greenwood and Co., one of the Company's principal shareholders, thereby reducing the Company's effective annual interest rate on such indebtedness from 25% to 1-1/4% over the senior lender's prime rate. Based upon current interest rates, this reduction represents potential annual savings to the Company of approximately $3.0 million. The senior lender has also agreed to eliminate or reduce certain fees which have previously been charged to the Company.

  8. On November 5, 1997 Signal completed the related acquisitions of Big Ball Sports, Inc. and Print The Planet, Inc. Both companies are privately held and based in Houston, Texas. Big Ball Sports is a branded activewear company that sells to Dillard's, J.C. Penney, Mercantile Stores, Kohl's, The Sports Authority, and other "upstairs-market" retailers. The company's products are sold under the well-known Big Ball brand and feature highly creative sports-related graphics. Print The Planet is the primary screenprinter for Big Ball Sports. Related to the Big Ball Sports and Print The Planet acquisitions, Signal Apparel has issued 855,193 shares of its common stock, paid approximately $2.5 million in cash, and issued promissory notes for approximately $750,000.


     Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS:

     Net sales of $10.5 million for the quarter ended September 30, 1997 represent a decrease of $2.7 million or 26% from the $13.2 million in net sales for the corresponding period of 1996. This decrease is comprised of a $1.4 million reduction in screenprinted products, and a $1.4 million reduction in undecorated activewear partially offset by a $.1 million increase in women's fashion knitwear.

     Sales of screenprinted products were $6.6 million for the quarter ended September 30, 1997 versus $8.1 million for the corresponding period of 1996. Reduced unit volume accounted for a $1.0 million decrease in sales while a decrease in average selling price accounted for a $.4 million sales reduction. The decrease in average selling price was due to a combination of product mix and unit selling price changes. The Company is focusing its efforts on the recovery of lost volume in this core area of the business.

     Sales of undecorated activewear products were $.2 million for the quarter ended September 30, 1997 versus $1.6 million for the corresponding period of 1996. As reported in the Annual Report on Form 10-K for the year ended December 31, 1996, the Company has made the decision to concentrate its marketing efforts on screenprinted products in an effort to produce higher margin sales than can be achieved with undecorated activewear. As a result of this decision, the Company's sales of undecorated activewear will continue to decline during 1997 and will no longer represent a significant portion of the Company's total sales.

     Sales of women's fashion knitwear increased 2% to $3.6 million for the quarter ended September 30, 1997 as compared to $3.5 million for the corresponding period of 1996. Average selling price per unit decreased 58% but was offset by a 142% increase in unit volume. The reduction in average selling price was due to a combination of product mix and unit selling price changes. The reduced average selling price was also the prime reason for the increased sales volume.

Net sales of $32.7 million for the nine months ended September 30, 1997 represent a decrease of $15.3 million or 32% from the $48.0 million in net sales for the corresponding period of 1996. This decrease is comprised of a $7.1 million reduction in screenprinted products, a $6.1 million reduction in undecorated activewear and a $2.1 million reduction in women's fashion knitwear.

Sales of screenprinted products were $20.6 million for the nine months ended September 30, 1997 versus $27.8 million for the corresponding period of 1996. Reduced unit volume accounted for a $6.7 million decrease in sales while a decrease in average selling price accounted for a $0.4 million sales reduction. The decrease in average selling price was due to a combination of product mix and unit selling price changes.

Sales of undecorated activewear products were $3.1 million for the nine months ended September 30, 1997 versus $9.2 million for the corresponding period of 1996. As reported earlier the Company has made a decision to concentrate on sales of screenprinted products rather than undecorated activewear.

Sales of women's fashion knitwear decreased 18% to $9.0 million for the nine months ended September 30, 1997 as compared to $11.0 million for the corresponding period of 1996. The average selling price decreased by 49% but was partially offset by a 58% increase in unit volume. The reduction in average selling price was due to a combination of product mix and unit selling price changes, and was the prime reason for the increased sales volume.


Gross profit was $1.9 million (18% of sales) for the quarter ended September 30, 1997 compared to $1.0 million (7% of sales) for the corresponding period in 1996. The primary components of the $.9 million improvement in margin are lower manufacturing costs ($2.0 million), and a one-time favorable adjustment to reserves ($.8 million) offset by lower sales ($.8 million) and a lower standard margin ($1.1 million). Manufacturing costs were improved as a result of the closing of the LaGrange, Georgia knitting & dying plant, and reduced overhead costs.

Gross profit was $7.2 million (22% of sales) for the nine months ended September 30, 1997 compared to $4.7 million (10% of sales) for the corresponding period in 1996. The primary components of the $2.5 million improvement in margin are lower manufacturing cost ($5.0 million), and a one-time favorable adjustment to reserves, ($2.0 million) offset by lower sales ($3.7 million) and lower standard margins ($.8 million).

Royalty expense related to licensed product sales was 11% of sales for the quarter ended September 30, 1997 and 10% for the corresponding period of 1996. This increase was caused by an increase in the percentage of licensed versus non-licensed product sales and by additional expenses to cover guarantees where sales levels are not expected to cover minimum royalties. Selling, general and administrative (SG&A) expenses were 29% and 30% of sales for the quarters ended September 30, 1997 and 1996, respectively. Actual SG&A expense decreased $1.0 million as a result of ongoing efforts to reduce overhead costs.

Royalty expense related to licensed product sales was 11% of sales for the nine months ended September 30, 1997 compared to 7% for the corresponding period of 1996. This increase was primarily caused by an increase in the percentage of licensed versus non-licensed sales and by additional expenses to cover guarantees where sales levels are not expected to cover minimum royalties. Selling, general and administrative(SG&A)expenses were 27% and 28% of sales for the nine months ended September 30, 1997 and 1996, respectively. Actual SG&A expense decreased $4.8 million as a result of ongoing efforts to reduce overhead costs, including elimination of the blank business and the Indiana screenprint operation.

On October 17, 1997 Signal apparel Company completed its acquisition of GIDI Holdings, Inc., doing business as Grand Illusion Sportswear. Grand Illusion Sportswear, a privately held company based in Schaumburg, Illinois, imprints sportswear for large corporate accounts. Grand Illusion develops long-term imprinting arrangements with corporate accounts either directly or through Advertising Specialty Institute distributors. Grand Illusion's corporate accounts include Pepsi, Chrysler, Deere & Company, and Sprint, among others. Signal paid a total of $0.8 million in cash, including payment of $0.6 million to creditors, in connection with the acquisition of Grand Illusion.

On November 5, 1997 Signal completed the related acquisitions of Big Ball Sports, Inc. and Print The Planet, Inc. Both companies are privately held and based in Houston, Texas. Big Ball Sports is a branded activewear company that sells to Dillard's, J.C. Penney, Mercantile Stores, Kohl's, The Sports Authority, and other "upstairs-market" retailers. The company's products are sold under the well-known Big Ball brand and feature highly creative sports-related graphics. Print The Planet is the primary screenprinter for Big Ball Sports. Related to the Big Ball Sports and Print The Planet acquisitions, Signal Apparel has issued 855,193 shares of its common stock, paid approximately $2.5 million in cash, and issued promissory notes for approximately $750,000.

The combined 1996 annual sales of Big Ball Sports, Print the
Planet, and Grand Illusion Sportswear were more than $23 million.
Big Ball Sports, Print the Planet, and Grand Illusion Sportswear will operate as subsidiaries of Signal Apparel.



FINANCIAL CONDITION

Additional working capital was required in the first three quarters of 1997 to fund the continued losses and working capital needs of the Company. The Company s need was met through several transactions with the Company s principal shareholders and its senior lender. In the first three quarters of 1997, the Company
received $11.5 million from Walsh Greenwood and Company.   This
$11.5 million plus $12 million in funds received in 1996 are being treated similar to funds received under the Walsh Greenwood Credit Agreement in that interest is being accrued at an annual rate of 25%. At September 30, 1997, the Company had overadvance borrowings of approximately $13.6 million with its senior lender compared to $13.1 million at June 30, 1997.

The Company s working capital deficit at September 30, 1997 increased $3.8 million compared to year end 1996. The increase in working capital deficit was primarily due to a decrease in inventories ($.5 million), an increase in accounts payable, accrued liabilities and accrued interest ($4.9 million),a decrease in cash ($1.4 million),and an increase in the revolving advance account ($0.7 million), which were partially offset by a reduction in the current portion of long-term debt ($0.8 million), and an increase in accounts receivable ($2.8 million).

Accounts receivable increased $2.8 million over year-end 1996.
The increase was a result of an increase in third quarter sales over fourth quarter sales in 1996 and the timing of payments from the senior lender pursuant to the Company's maturity-based factoring agreement.

Inventory levels decreased as a results of increased sales in comparison to the fourth quarter of 1996 and as a result of ongoing efforts to reduce inventory levels.

Cash used in operations was $13.2 million during the first nine months of 1997 compared to $9.9 million used in operating activities during the same period in 1996. The net loss of $17.5 million and increases in accounts receivable of $2.8 million were the primary uses of funds. These were partially offset by an increase in accounts payable and accrued liabilities of $4.9 million.

Commitments to purchase equipment totaled approximately $.1 million at September 30, 1997. During 1997, the Company anticipates capital expenditures of approximately $.4 million.

Cash provided by financing activities was $11.5 million for the first nine months of 1997. The Company borrowed $11.5 million from Walsh Greenwood and Company. The Company also borrowed $1.1 million from FS Signal Associates under a letter of credit reimbursement agreement. The Company also had additional borrowings from the senior lender of $0.7 million. This was partially offset by principal payments on borrowings of $1.8 million.

The revolving advance account increased $0.7 million from $20.4 million at year-end 1996 to $21.0 million at September 30, 1997. Under the current financing arrangement with its senior lender, the Company s total outstanding obligations cannot exceed the lower of $40 million or the borrowing base as defined. At September 30, 1997, the borrowing base was $7.4 million. Therefore, approximately $13.6 million was overadvanced under the revolving advance account.

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

Interest expense for the nine months ended September 30, 1997 was $11.2 million compared to $7.5 million for the same period in 1996. Total outstanding debt averaged $74.8 million and $64.5 million for the first nine months of 1997 and 1996, respectively, with average interest rates of 20% and 15.5%.

The Company also uses letters of credit to support foreign and some domestic sourcing of inventory and certain other obligations. Outstanding letters of credit were $0.9 million at September 30, 1997 (excluding collateral of $2.0 million pledged to the senior lender in the form of a standby letter of credit).

Average outstanding debt and the average interest rate increased due to additional borrowings from Walsh Greenwood. As of September 30, 1997 indebtedness to Walsh Greenwood (including borrowing under the Walsh Greenwood Credit Agreement) totaled $43.6 million with an interest rate of 25% and an interest rate of 27% on accrued but unpaid interest. As a result of continued losses, the Company has been unable to fund its cash needs from operating activities. The Company s liquidity shortfalls for the first nine months of 1997 were primarily funded through the additional $11.5 million in advances from Walsh Greenwood.

In January 1997, in connection with the issuance of certain substitute or replacement letters of credit (aggregating $4.5 million) with respect to which two of the Company s principal shareholders (FS Signal Associates Limited Partnership and FS Signal Associates II Limited Partnership, collectively "FS Signal Associates") have agreed to reimburse the issuer for any draws related to amounts owed by the Company, the Company entered into a Reimbursement Agreement with FS Signal Associates and a related Promissory Note for $4.5 million, each dated January 30, 1997. Under the reimbursement Agreement and Promissory Note, the Company has agreed to repay any amounts that FS Signal Associates may be required to pay to the issuer of these letters of credit, with interest at an annual rate of 5.5% until fully repaid. The Company s obligations under the Reimbursement Agreement and Promissory Note are subordinate to its obligations to its senior lender, and to those under the Tranche A and Tranche B Notes, and are parri passu with the Company s obligations under the Walsh Greenwood Credit Agreement.

In accordance with the Company s strategic plan to focus on its core business activities and reduce non-core operating expenses, the Company has decided to seek purchasers for its Heritage Sportswear unit and LaGrange, Georgia fabric manufacturing facility. The vacant Wabash, Indiana Plant facilities are also for sale.

Total shareholders' deficit increased $17.5 million because of the losses sustained for the first nine months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company has finalized and executed an Amended and Restated
Factoring Agreement with its senior lender, BNY Financial
Corporation (a subsidiary of the Bank of New York). The term of the agreement extends through March 31, 2000.

The revised agreement provides the Company with up to a maximum of $55.0 million aggregate credit availability, based on the Company's inventory, receivables, fixed assets and collateral pledged by principal shareholders of the Company. Financial covenants under the agreement have been modified in accordance with management's current business plan for the Company. In connection with the agreement, the Company has issued to the Senior Lender immediately exercisable warrants to purchase up to 250,000 shares of the Company's Common Stock.

With the senior lender's consent, the Company has applied $20.0 million of the proceeds from this renewed financing arrangement to the reduction of subordinated indebtedness owed under a credit agreement between the Company and Walsh Greenwood and Co., one of the Company's principal shareholders, thereby reducing the Company's effective annual interest rate on such indebtedness from 25% to 1-1/4% over the senior lender's prime rate. Based upon current interest rates, this reduction represents potential annual savings to the Company of approximately $3.0 million. The senior lender has also agreed to eliminate or reduce certain fees which have previously been charged to the Company.

The Company believes that this credit facility will be adequate to provide for the Company's near-term financing needs.

As a result of continuing losses, the Company has been unable to fund its cash needs through cash generated by operations. The Company's liquidity shortfalls from operations during these periods have been funded through several transactions with its principal shareholders and with the Company's senior lender. These transactions are detailed above in the Financial Condition section.

The Company's senior lender waived all existing loan covenant violations as of September 30, 1997; and, as set forth above, the Company entered into a new and amended financing arrangement with its senior lender subsequent to the end of the quarter, which contains new covenants based on the Company's current financial condition and business plan. The Company is not in default of the new loan covenants. However, as of the end of the quarter, all long-term debt due the senior lender was subject to accelerated maturity and as such, has been classified as a current liability in the consolidated balance sheets. If the senior lender were to accelerate the maturity of the debt, the Company would not have funds available to repay this debt.

Additionally, the Company has negotiated and submitted to its shareholders for approval, a plan to restructure its subordinated debt and preferred stock, pursuant to which: (i) $20.0 million of subordinated debt would be repaid with a portion of the proceeds of the new financing arrangement with the Company's senior lender; (ii) 8.0 million shares of common stock would be issued in exchange for approximately $19.593 million of subordinated debt; (iii) approximately $23.196 million of subordinated debt and $20.513 million in stated value of Series C Preferred Stock would be exchanged for 437.102 shares of a new Series F Preferred Stock, stated value $100,000 per share, which would accrue cumulative, undeclared dividends at the rate of 9% per annum; and, (iii) the Company would redeem all remaining outstanding shares (including accumulated dividends) of its Series A and Series C Preferred Stock, with shares of Common Stock valued at $7.00 per share. If approved, the restructuring will eliminate all indebtedness other than indebtedness owed to its senior lender under the new financing arrangement and approximately $7.6 million owed to the Company's principal shareholders. The Company's accumulated deficit will be reduced from approximately $82.6 million to approximately $34.6 million. The Company believes that these actions will increase its ability to fund both capital and other expenditures necessary to return its operations to profitability through the issuance of additional debt or equity securities.

In the event that sales and profit margins do not meet projected levels in the near term, the Company may be required to seek additional capital and sources of financing. In any event, additional capital will be required to continue the Company's operations and move forward with the Company's turnaround plans which include additional planned acquisitions. To obtain such capital and such financing, the Company may be required to issue additional securities that would dilute the interests of its stockholders. No assurance can be given that any such additional financing will be available to the Company on commercially reasonable terms or otherwise. If sales and profit margins continue to fall below projected levels or if additional funds cannot be raised, if and when needed, the Company will be unable to continue as a going concern.


Part II.  OTHER INFORMATION

Items 1-5

Not Required

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          (10.1) Waiver Letter, dated as of November 12, 1997, pertaining to factoring Agreements dated as of (i) May
          23, 1991 between the Company and BNY Financial
          Corporation and (ii) July 25, 1991 between The Shirt
          Shed, Inc. and BNY Financial Corporation.

          (27)  Financial Data Schedule

     (b)  Reports on Form 8-K:

          None

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  SIGNAL APPAREL COMPANY, INC.
                                ------------------------------
                                          (Registrant)







Date: November  , 1997          /s/ David E. Houseman
     ----------------           ------------------------------
                                David E. Houseman
                                Chief Executive Officer,

                       SIGNAL APPAREL COMPANY, INC.
                                 FORM 10-Q
                 FOR THE QUARTER ENDED September 30, 1997
                               EXHIBIT INDEX

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