Form 10-K
period 1997-12-31
SIGNAL APPAREL COMPANY INC
filed 1998-04-01
CIK 105107

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                      ---------------------
                            FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

           For the Fiscal Year Ended December 31, 1997

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _______________ to _______________

                    Commission File No. 1-2782

                   SIGNAL APPAREL COMPANY, INC.
                   ----------------------------
      (Exact name of Registrant as specified in its charter)

      Indiana62-0641635
      -----------------
 (State of Incorporation) (I.R.S. Employer Identification Number)

  200 Manufacturers Road, Chattanooga, Tennessee  37405
  ----------------------------------------------  -----
     (Address of principal executive offices)          (zip code)

Registrant's telephone number, including area code (423) 266-2175

Securities registered pursuant to Section 12(b) of the Act:

     Name of each exchange
      Title of each class on which registered
      ----------------------------------------
 Common Stock:  Par value $.01 a shareNew York Stock Exchange

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

State the aggregate market value of the voting stock held by nonaffiliates of the registrant: $5,498,539 calculated by using the closing price on the New York Stock Exchange on March 10, 1998 of the Company's Common stock, and excluding common shares owned beneficially by directors and officers of the Company, and by certain other entities, who may be deemed to be "affiliates", certain of whom disclaim such status.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      ClassOutstanding as of March 10, 1998
      -------------------------------------
   Common Stock, $.01 par value   32,661,460 shares


               DOCUMENTS INCORPORATED BY REFERENCE

 Part ofDocuments from Which Portions are
 Form 10-KIncorporated by Reference
 ------------------------------------------

 Part IIIProxy Statement 1998 for Annual Meeting of
Shareholders
                  SIGNAL APPAREL COMPANY, INC.

                        ANNUAL REPORT ON

                           FORM 10-K

              FOR THE YEAR ENDED DECEMBER 31, 1997

                             INDEX

Item
----
     PART I

   1.Business                                                         4

   2.Properties                                                       9

   3.Legal Proceedings                                               11

   4.Submission of Matters to a Vote of Security Holders             11

     PART II

   5.Market for the Registrant's Common Equity and
     Related Stockholder Matters                                     15

   6.Selected Financial Data                                         15

   7.Management's Discussion and Analysis of Financial
     Condition and Results of Operations                             16

   8.Financial Statements and Supplementary Data                     23

   9.Disagreements on Accounting and Financial Disclosure            51

     PART III

  10.Directors and Executive Officers of the Registrant              52

  11.Executive Compensation                                          52

  12.Security Ownership of Certain Beneficial Owners
     and Management                                                  52

  13.Certain Relationships and Related Transactions                  52

     PART IV

  14.Exhibits, Financial Statement Schedules and
     Reports on Form 8-K                                             53

                              PART I


 Item 1.BUSINESS

(a) Signal Apparel Company, Inc. ("Signal" or the "Company") is engaged in the manufacture and marketing of apparel within the following product lines: knit and woven activewear, women's knit apparel and screenprinted and embroidered knit apparel.

     In October 1997, the Company purchased all of the outstanding capital stock of GIDI Holdings, Inc. doing business as Grand Illusion Sportswear, Inc. ("Grand Illusion"), a supplier of embellished apparel and other activewear primarily to large corporate accounts.

     In November 1997, the Company purchased all of the outstanding capital stock of Big Ball Sports, Inc. and Print The Planet, Inc. (the primary screen printer for Big Ball Sports, Inc.) (collectively, "Big Ball"). Big Ball is a supplier of branded knitwear to department, sporting goods, and specialty stores in the mid-tier and upstairs retail channels.

(b) The Company is engaged in the single line of business of apparel manufacturing and marketing.

     For financial information about the Company, see the information discussed in Item 8 below.

(c)  GENERAL

     Founded in 1891 as Wayne Knitting Mills, a women's hosiery company, in Fort Wayne, Indiana, the Company merged with the
     H. W. Gossard Co. of Chicago, Illinois in 1967 and became Wayne-Gossard Corporation. The Company's name was changed to Signal Apparel Company, Inc. in February 1987. As a result of a merger in July 1991, The Shirt Shed, Inc. became a wholly-owned subsidiary of the Company. During 1993, The Shirt Shed, Inc. began doing business under the name Signal Artwear. In November 1994, the Company purchased all the outstanding capital stock of American Marketing Works Inc.
     (AMW) whose principal business was the marketing of branded licensed apparel. The outstanding capital stock of Grand Illusion and Big Ball was purchased in October 1997 and November 1997, respectively.

     The Company manufactures and markets activewear in juvenile, youth and adult size ranges and upscale knit apparel for the ladies' market. The Company's products are sold principally to distributors and retail accounts primarily with the Big Ball, Signal Sport or Signal Artwear label, or with a customer's label or, under applicable license agreements, with the label of designers (joan vass, u.s.a. and Cynthia Rowley), sports personalities (Magic Johnson and Hank Aaron) or licensed brands (Looney Tunes, Garfield, Riddell, etc.). Currently, a major portion of the products manufactured by the Company consists of products generally similar in design and composition to those produced by many of the Company's competition. The Company's business is, therefore, highly subject to competitive pressures.

     The Company presently operates under the following strategic business unit structure:

     LICENSED SPORTS BUSINESS UNIT:

     The Licensed Sports Business Unit is engaged in selling decorated apparel to mid-tier and mass merchants, chain stores, sporting goods and sport specialty stores and department stores as a line of popularly priced sportswear, ranging from children's to adult sizes. This unit markets tops and bottoms from the Company's facilities and other suppliers with a variety of silkscreened and embroidered graphics derived under license from popular cartoons, colleges and professional sports leagues. Finished products are generally sold under licensed brands such as Hank Aaron Originals, Magic Johnson Originals and Riddell.

     LICENSED CHARACTER BUSINESS UNIT:

     The Licensed Character Business Unit is engaged in selling to mid-tier and mass merchants, chain stores, specialty and department stores a line of popularly priced activewear, ranging from children's to adult sizes. This unit utilizes tops and bottoms from the Company's facilities and other suppliers and produces its finished products through the addition of a variety of silkscreened and embroidered graphics derived under license from popular cartoons, movies, and television shows, as well as original concepts produced by its internal creative art staff.

     BIG BALL SPORTS BUSINESS UNIT:

     The Big Ball Sports Business Unit is engaged in selling screenprinted and embroidered apparel to mid-tier and upstairs department, sporting goods and specialty store accounts as a line of popularly priced activewear ranging from children's to adult sizes. This unit markets tops and bottoms obtained from the Company's manufacturing facilities and other suppliers and featuring the proprietary "Is Life" and "Big Ball Sports" trademarks.

     GRAND ILLUSION SPORTSWEAR BUSINESS UNIT:

     The Grand Illusion Sportswear Business Unit is engaged in selling screenprinted and embroidered apparel to large corporate accounts and distributors servicing those accounts in children's, youth and adult size ranges. This unit obtains products from the Company's facilities and other suppliers and imprints the logos and other indicia of its unit's corporate accounts.

     HERITAGE SPORTSWEAR BUSINESS UNIT:

     Heritage Sportswear produces and sells two lines of tailored knits designed under license from Joan Vass and Cynthia Rowley which bear the "joan vass, u.s.a." and "Cynthia Rowley" labels, respectively. These designer lines are sold to fine specialty stores, department stores, and Joan Vass and Cynthia Rowley stores, respectively. The unit also produces knit products which are marketed by other units of the Company.

     SALES BY PRODUCT LINE

     The following table reflects the percentage of net sales contributed by the Company's product lines to net sales during 1997, 1996, and 1995:

                Percentage of
      Product Line      Net Sales
      ------------------------------------
                                       1997                1996           1995
                                       ----                ----           ----

     Active sportswear                   7%                 18%            32%

     Embellished (Licensed Sports,
       Licensed Character, Big Ball
       Sports & Grand Illusion)         66%                 58%            51%

     Women's knit apparel
       (Heritage Sportswear)            27%                 24%            17%


     In 1997, Wal-Mart accounted for 20% and K-mart accounted for 10% of the Company's total sales. In 1996, Wal-Mart accounted for 14% and K-mart accounted for 12% of the Company's total sales. In 1995, no one customer accounted for as much as 10% of sales.

      DESCRIPTION OF OPERATIONS

     The primary raw material used by the Company is finished cloth made from both synthetic and natural fibers, which it purchases from several different suppliers. The Company also purchases blank garments, sewing thread, inks, elastic, hangers, cartons and bags. Supplies of finished cloth with synthetic fibers are generally dependent upon the global availability of petroleum, while supplies of finished cloth with natural fibers are generally dependent upon worldwide crop conditions. These factors generally have had a greater effect on price than on availability.

     Although the Company does not have formal arrangements extending beyond one year with its suppliers, the Company has not experienced any significant difficulty obtaining necessary raw materials from its current sources and believes that, in any event, adequate alternative sources are available.

     "Big Ball", "...Is Life", "Signal Artwear" and "Signal Sport" are the principal registered trademarks of the Company. In addition to the license to use the "Riddell" trademark and logo, the Company is licensed to use the registered trademarks "joan vass, u.s.a." and "Cynthia Rowley" in connection with women's tailored knit apparel. The Company and its various subsidiaries are licensed directly or through affiliates of well-known athletes to use various trademarks of the National Football League, the National Basketball Association, Major League Baseball, the National Hockey League and various colleges in connection with collections of decorated activewear. The Company is also licensed by Warner Brothers and other companies to print various cartoon, movie and celebrity characters and other graphics on garments. The Company is licensed by affiliates of well known athletes Magic Johnson (for NBA products)and Hank Aaron (for MLB products) to produce and sell products bearing labels with their respective names. The ability to use the foregoing trademarks is important to the implementation of the Company's strategy of expanding sales of products directed to the retail market. Sales under the license to use the "joan vass, u.s.a." trademark have represented a significant portion of the sales of the Company's Heritage Sportswear Division.

     The licenses held by the Company vary significantly in their terms and duration. The Company's primary licenses with the NFL, NBA, MLB and NHL, generally, are renewed for one to two-year terms on an annual basis. The Company is currently in negotiations with the NFL for the renewal of its license scheduled to expire on March 31, 1998. Negotiations for renewal of the Company's NBA and NHL licenses, presently scheduled to expire on July 31, 1998 and June 30, 1998, respectively, typically commence during the second calendar quarter. An agreement in principle has been reached to extend the Company's MLB license through at least December 31, 1998.


     The Company's Looney Tunes license with Warner Brothers is presently scheduled to expire on December 31, 1998.

     The Cynthia Rowley license has a term ending December 31, 1998 and the interim extension of the joan vass, u.s.a. license is currently scheduled to expire on November 30, 1998. It is expected that the Cynthia Rowley license will not be renewed.

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

     During 1997, the Company sold its products to over 1600 customers, including department stores, specialty stores, mass merchandisers and other retailers, wholesalers, distributors, screenprinters, and other manufacturers. Products are shipped directly from the Company's manufacturing facilities and warehouses. During fiscal 1996, the Company began identifying trends in its sales data that indicated a shift in demand in the market for its embellished products away from the smaller specialty retailers and towards larger chain stores. These trends continued during 1997, with the result that this portion of the Company's business has become more dependent on a few large customers which possess significant negotiating power with regard to the terms of sale and the circumstances under which unsold merchandise may be returned to the Company.

     The chart below shows Signal's scheduled back orders at year-end.

        Dollars in thousands199719961995
       ------------

     Embellished products       $3,850              $4,238             $11,140
     Active Sportswear             119                 518               2,941
     Womens Knit Apparel         1,350               1,997               2,807
                                ------              ------              ------
          Total                 $5,319              $6,753             $16,888

     Scheduled order backlogs consist of orders received from customers and entered into the Company's order entry system, at which point the orders are scheduled for production. The Company expects to ship substantially all of its December 31, 1997 backlog of unfilled orders by December 31, 1998; however, orders are subject to cancellation, generally without penalty unless specially embellished to order, by customers prior to shipment. The Company's backlog of orders on December 31, 1997 is not necessarily indicative of actual shipments or sales for any future period, and period-to-period comparisons from 1997 to 1996 may not be meaningful.

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

     The Company had approximately 810 employees at March 1, 1998, compared to 850 employees at March 1, 1997.

(d) All of the Company's manufacturing facilities are located in the United States. Substantially all (over 95%) of the
     Company's sales are domestic.

 Item 2.PROPERTIES

The Company operates owned and leased facilities, aggregating approximately 977,600 square feet of usable space. The following table sets forth certain information concerning each of these facilities:

              FacilitySquareOwned/Products/
              Location FeetLeasedOperations
              ------------------------------

SIGNAL:
 Chattanooga, TN               250,000   Leased       Screen printing -
                                                      printing, warehouse,
                                                      distribution and
                                                      offices

 Chattanooga, TN              192,200   Owned        Sportswear - warehouse,
                                                     distribution and
                                                     offices

 New Tazewell, TN              91,300   Owned        Sportswear - cut and
                                                     sew, warehouse and
                                                     distribution.  Sold to
                                                     the City of Tazewell in
                                                     February 1998.
                                                     Currently leased from
                                                     the City of Tazewell.

 New York, NY                   1,400   Leased       Showroom and
                                                     Offices
HERITAGE SPORTSWEAR:

Marion, SC                    164,600   Owned        Women's apparel, knit
                                                     sweaters and skirts -
                                                     knitting, cut and sew,
                                                     and offices

Lakeview, SC                   85,100   Owned        Women's apparel, knit
                                                     sweaters and skirts -
                                                     warehouse and
                                                     distribution

New York, NY                    3,900   Leased       Showroom and offices


BIG BALL SPORTS:

Houston, TX                    62,700   Leased       Screen printing -
                                                     printing, warehouse,
                                                     distribution and
                                                     offices

GRAND ILLUSION SPORTSWEAR:

Schaumburg, IL                 28,200   Leased       Imprinting, warehouse,
                                                     distribution and office

IDLE FACILITIES:

Marion, SC                     29,200   Owned

Wabash, IN                     69,000   Owned

The buildings at all facilities set forth in the table above and the machinery and equipment contained therein are well maintained and are suitable for the Company's needs (see later paragraph for a discussion of the idle facilities). Substantially all of the buildings are protected by sprinkler systems and automatic alarm systems, and all are insured for amounts which the Company considers adequate. The plants in New Tazewell, Tennessee; Wabash, Indiana; and Marion and Lakeview, South Carolina are subject to mortgage liens incurred in connection with financing with the senior lender and a principal shareholder, Walsh Greenwood and affiliates. As of the February 1998 sale of the Tazewell facility, the New Tazewell plant is no longer subject to these mortgage liens.

The Company owns facilities in Marion, S.C. and Wabash, Indiana, aggregating approximately 98,200 square feet, which were idle at December 31, 1997. At the present time the Company intends to sell these facilities.

As part of its strategic plan, the Company uses independent contractors to supplement the productive capacities of its own manufacturing facilities. The Company believes the production of its own facilities plus the contracted production will support the expected level of business in 1998.

  Item 3.Legal Proceedings

The Company is unaware of any material pending legal proceeding other than ordinary, routine litigation incidental to its business.

 Item 4.Submission of Matters to a Vote of Security
     Holders

     (a) The Annual Meeting of the Company's shareholders was held on December 30, 1997.

     (b) The names of the directors elected at the meeting are as follows: Jacob I. Feigenbaum; Paul R. Greenwood; David E.
Houseman; Thomas A. McFall; John W. Prutch; Leon Ruchlamer; and
Stephen Walsh.

     (c) The meeting was held to consider and vote upon (i) a proposal to amend the Company's 1985 Stock Option Plan to increase the number of shares of Common Stock issuable thereunder from 1,910,000 to 4,000,000; (ii) a proposal to issue warrants to purchase up to 4,500,000 shares of the Company's Common Stock to a principal shareholder in connection with certain additional funding and waivers under the credit agreement between the Company and said principal shareholder; (iii) a proposal to issue 15,473,220 shares of the Company's Common Stock in connection with the Company's plan to restructure its then outstanding debt and preferred stock; (iv) a proposal to amend the Company's Restated Articles of Incorporation to increase the number of authorized shares of the Company's Common Stock from 40,000,000 to 80,000,000;(v) a proposal to issue warrants to purchase up to 250,000 shares of the Company's Common Stock to a director/consultant of the Company as compensation to said director/consultant; (vi) a proposal to issue warrants to purchase up to 25,000 shares of the Company's Common Stock to a director of the Company as additional compensation to said director in lieu of certain director fees (vii) the election of seven directors.

     The results of the proposal to amend the Company's Stock
Option Plan were as follows:

        FOR                11,164,218
       AGAINST             27,344
       ABSTAIN             7,031
      BROKER NON-VOTES     0
       TOTAL               11,198,593

     The results of the proposal to issue warrants in connection with certain additional funding and waivers under the credit agreement between the Company and a principal shareholder were as follows:

        FOR                11,174,961
       AGAINST             17,569
       ABSTAIN             6,063
      BROKER NON-VOTES     0
       TOTAL               11,198,593

     The results of the proposal to issue shares of the Company's
Common Stock in connection with the Company's restructuring plan were as follows:

        FOR                11,170,850
       AGAINST             18,848
       ABSTAIN             8,895
       BROKER NON-VOTES    0
       TOTAL               11,198,593

     The results of the proposal to amend the Company's Restated
Articles of Incorporation were as follows:

        FOR                10,040,916
       AGAINST             22,834
       ABSTAIN             1,134,843
       BROKER NON-VOTES    0
       TOTAL               11,198,593

     The results of the proposal to issue warrants to the director/consultant were as follows:

        FOR                10,023,296
       AGAINST             39,852
       ABSTAIN             1,135,445
       BROKER NON-VOTES    0
       TOTAL               11,198,593

     The results of the proposal to issue warrants to the director were as follows:

        FOR                10,023,358
       AGAINST             39,852
       ABSTAIN             1,135,383
       BROKER NON-VOTES    0
       TOTAL               11,198,593


     There was no solicitation in opposition to management's nominees for directors. Each director serves a one year term, or until his successor is elected and qualified. The results of the election of directors were as follows:

                                     WITHHOLD
     DIRECTOR NAME      FOR          AUTHORITY   TOTAL

  Jacob I. Feigenbaum   11,187,162   11,431      11,198,593

  Paul R. Greenwood     11,187,612   10,981      11,198,593

  David E. Houseman     11,187,262   11,331      11,198,593

  Thomas A. McFall      11,187,242   11,351      11,198,593

  John W. Prutch        11,187,192   11,401      11,198,593

  Leon Ruchlamer        11,187,182   11,411      11,198,593

  Stephen Walsh         11,187,162   10,931      11,198,593

                             PART II


Item 5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters


MARKET PRICES AND DIVIDENDS

                                 Quarter Ended

                     March 31      June 30     September 30  December 31
                   1997   1996   1997   1996   1997    1996  1997   1996
Common Stock:
 High              $3.00  $8.00  $1.75  $7.38  $1.88  $4.38  $4.38  $3.75
 Low                1.75   6.25   1.00   4.38    .88   3.50   1.13   2.88
 Cash dividends        0      0      0      0      0      0      0      0

The Company's loan agreements contain provisions which currently restrict the Company's ability to pay dividends (see Note 5 of Notes to Consolidated Financial Statements). No Common Stock dividends were declared during the five-year period ended December 31, 1997,(See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 5 of Notes to Consolidated Financial Statements.)

Shareholders of record as of March 10, 1998:
      Common990

The Company's Common Stock is listed on the New York Stock
Exchange. (Symbol "SIA")


Item 6.   Selected Financial Data

SUMMARY OF SELECTED FINANCIAL DATA
Dollars in Thousands (Except Per Share Data)

                            1997(b)     1996     1995     1994(a)     1993
Net Sales                  $44,616    $58,808   $89,883    $95,818   $131,000

Net loss                   (30,345)   (33,696)  (39,959)   (53,304)   (34,878)

Basic/diluted net loss
 per common share            (2.39)     (2.91)    (3.80)     (6.88)     (4.17)

Total assets                29,660     26,167    43,229     69,448     87,914

Long-term obligations       60,147     66,423    57,243     49,258     26,748


(a)  The data includes amounts applicable to American Marketing
     Works from date of acquisition, November 22, 1994.

  (b)The data includes amounts applicable to Grand Illusion and Big Ball Sports from the dates of acquisition, (October 1, 1997 and November 5, 1997) respectively.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

1997 COMPARED WITH 1996

Net sales of $44.6 million for 1997 represent a decrease of $14.2 million or 24.1% from the $58.8 million in net sales for 1996. This decrease is comprised of a $6.6 million reduction in decorated products, and a $7.4 million reduction in undecorated activewear, and a $1.9 million reduction in women's fashion knitwear, partially offset by screenprinted sales of $1.7 million for the newly acquired Big Ball Sports and Grand Illusion business units.

Sales of decorated products were $27.8 million for 1997 versus $34.4 million for 1996. Reduced unit volume accounted for a $5.0 million decrease in sales while a decrease in average selling price accounted for a $1.6 million sales reduction. The decrease in average selling price was due to a combination of product mix and unit selling price changes. The Company is focusing its efforts on the recovery of lost volume in this core area of the business.

Sales of undecorated activewear products were $3.1 million for 1997 versus $10.5 million for 1996. The Company is concentrating its marketing efforts on decorated products in an effort to produce higher margin sales than can be achieved with sales of undecorated activewear. As a result of this decision, the Company's sales of undecorated activewear have continued to decline during 1997 and no longer represent a significant portion of the Company's total sales.

Sales of women's fashion knitwear were $12.0 million for 1997 as compared to $13.9 million for 1996. Average selling price per unit decreased 59% but was offset by a 213% increase in unit volume. The reduction in average selling price was due to a combination of product mix and unit selling price changes. The reduced average selling price was the prime reason for the increased unit sales volume.


Gross profit was $5.3 million (11.9% of sales) for 1997 compared to $3.8 million (6.5% of sales) for 1996. The primary components of the $1.5 million improvement in margin are lower manufacturing costs ($6.2 million) offset by lower sales ($3.2 million) and a lower standard margin ($1.5 million). Manufacturing costs were improved as a result of the closing of the LaGrange, Georgia knitting & dying plant, and reduced overhead costs.

Royalty expense related to licensed product sales was 12.3% of sales for 1997 and 8.2% for 1996. This increase was caused by an increase in the percentage of licensed versus non-licensed product sales and by additional expenses to cover guarantees where sales levels are not expected to cover minimum royalty requirements. Selling, general and administrative (SG&A) expenses were 31% and 30% of sales for 1997 and 1996, respectively. Actual SG&A expense decreased $3.8 million due to the Company's aggressive cost reduction efforts.

The primary elements making up the 1997 other expense amount of $1.6 million are a $.8 million write down of property, plant and equipment, a $.3 million bank charge for failing to reach the minimum sales requirements under its factoring agreement, a $.1 million in additional amortization of goodwill and $.1 million in factor charges for customer late payments.

The primary elements making up the 1996 other expense amount of $4.1 million are a $3.1 million write-down of property, plant and equipment which have been idled and/or held for resale, $.2 million in factor charges for customer late payments and $.2 million accrued severance.

1996 COMPARED WITH 1995

Net sales of $58.8 million for 1996 represent a decrease of 34.6% or $31.1 million when compared to the $89.9 million in net sales for 1995. This decrease is comprised of a $16.1 million reduction for undecorated activewear, a $1.7 million reduction for women's fashion knitwear and a $13.3 million reduction for screenprinted product

Sales of undecorated activewear decreased 60.6% to $10.5 million in 1996 as compared to $26.6 million in 1995. Of the $16.1 million reduction, $9.3 million is the result of Signal's decision in the last quarter of 1995 to discontinue use of distributors, and $2.3 million is the result of reduced sales to a large customer. The Company made the decision to concentrate its marketing efforts on sales of embellished products in an effort to produce higher margin sales that can be made with undecorated activewear. Reduction of unit volume accounted for 85% of the total reduction of undecorated activewear sales during 1996 while reduction in average selling price accounted for the remaining 15%. The decrease in average selling price was due to a combination of product mix and unit selling price changes.

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

Selling, general and administrative ("SG&A") expenses were 30% of sales for the years ended December 31, 1996 and 1995, respectively. Actual SG&A expense decreased $9.5 million to $17.7 million due to the Company's aggressive cost reduction efforts and lower levels of operating activity.

The primary elements making up the 1996 other expense amount of $4.1 million are $ 3.1 million write-down of property, plant and equipment which have been idled and/or held for resale, $.2 million in factor charges for customer late payments and $.2 million accrued severance. The primary elements making up the 1995 other expense amount of $1.3 million are $.4 million amortization of goodwill and $.1 million in factor charges for customer late payments.

The write-down of property, plant and equipment was necessary because during 1996 Signal completed the closing of the Signal Artwear Indiana facility and moved that production to a new facility in Chattanooga, Tennessee. Additionally, the Company abandoned certain other facilities.

FINANCIAL CONDITION

Additional working capital was required in 1997 to fund the continued losses incurred by the Company. Such working capital was provided through several transactions with the Company's principal shareholders and its senior lender. In 1997, the Company received $21.0 million from WGI,LLC, and certain of its affiliates (collectively "WGI") a principal shareholder. This was to help fund the deficit during 1997. At December 31, 1997, the Company had over-advance borrowings of approximately $34.0 million with its senior lender compared to $14.1 million at December 31, 1996. (Please see Note 5 to the accompanying Consolidated Financial Statements of the Company for a more detailed discussion of the discretionary over-advance facilities with the Company's senior lender).

The working capital deficit at December 31, 1997 increased
$13.0 million from the prior year. The increase in the working capital deficit was primarily due to a decrease in inventories ($4.3 million), a decrease in cash ($1.3 million), a decrease in prepaids and other ($.2 million), and an increase in the revolving advance account ($20.1 million). These were offset by an increase in accounts receivable ($2.5 million), an increase in notes receivable ($0.5 million), a decrease in accounts payable ($2.5 million), a decrease in accrued liabilities ($2.4 million), and a decrease in accrued interest ($5.4 million). Contributing to the working capital deficit and included in the above numbers was $2.9 million negative working capital acquired relating to the acquisitions of Grand Illusion and Big Ball Sports.

Accounts receivable increased $2.5 million or 324% compared to the prior year. The increase was a result of the Company's acquisition of the two new subsidiaries ($1.1 million) and increased sales for the last quarter of the year compared to 1996 and the timing of funding from the Company's senior lender on factored receivables ($1.4 million).

Inventories decreased $4.3 million or 29.3% compared to last year. Inventories decreased as a result of the Company's sale of excess and closeout inventory as well as reduced inventory in the undecorated activewear segment, resulting from the Company's focus on screenprinted products ($5.1 million), which was partially offset by the acquisition of the two new subsidiaries ($0.8 million).

Accounts payable and accrued liabilities decreased $4.9 million or 34.6% over prior year-end. This was a result from decreased purchases and payments of past due payables ($8.1 million) which was offset by the acquisition of the two new subsidiaries ($3.2 million).

Accrued interest decreased $5.4 million or 77% over prior year-end. This was the result of the conversion of interest to equity
($16.1 million) which was offset by interest accrued on other outstanding debt ($10.7 million).

Cash used in operations was $20.8 million in 1997, compared to $11.4 million used in operating activities in 1996. The net loss of $30.3 million and an increase in accounts receivable ($1.4 million) were the primary uses of funds in 1997. These items were partially offset by depreciation and amortization
($1.5 million), significantly lower inventory levels
($5.1 million), an increase in accounts payable and accrued liabilities ($2.9 million) and losses on sale and write-down of property, plant and equipment held for sale ($1.0 million).

Cash provided by investing activities of $1.9 million resulted from sales of property and equipment. There were commitments to purchase $.4 million of equipment at December 31, 1997. During
1998, the Company anticipates capital expenditures of approximately $.9 million.

Cash provided by financing activities was $17.7 million in 1997.
The Company borrowed an additional $21.0 million from WGI as well as $1.5 million from other lenders. This was partially offset by principal payments on borrowings of $4.8 million.

The revolving advance account increased $20.1 million from $20.4 million at year-end 1996 to $40.5 million at December 31, 1997. The increase of $20.1 million under the revolving advance account is a result of the amended and restated factoring agreement with the Senior lender. The senior lender allowed the Company to apply $20.0 million of the proceeds to the reduction of subordinated indebtedness under a credit agreement between the Company and WGI. Under the amended and restated factoring agreement, with its senior lender the Company's total outstanding obligations to the Senior lender cannot exceed the lower of $55 million or the borrowing base as defined. At year-end, the borrowing base was $6.8 million. Therefore, approximately $34.0 million was over advanced under the revolving advance account. The over advance is secured by treasury bills pledged by a principal shareholder, and in part, by the guarantee of two principal shareholders.

The Amended and Restated Factoring Agreement provides the Company with up to a maximum of $55,000,000 aggregate credit availability, subject to (i) a borrowing base that is calculated on the basis of the Company's eligible inventory, eligible receivables and collateral pledged by a principal shareholder of the Company and (ii) certain special over-advance provisions.
The base interest rate on the Company's outstanding indebtedness under the Agreement will be the Senior Lender's Prime Rate plus 1-1/4%. The Agreement also provides for commissions based on the volume of factored receivables. The Agreement also contains revised financial covenants modified in accordance with the Company's current business plan for the initial term of the Agreement, but preserves existing defaults under the prior factoring Agreement between the Company and the Senior Lender.
In connection with the Amended and Restated Factoring Agreement, the Company has issued to the Senior Lender immediately exercisable warrants to purchase up to 250,000 shares of the Company's Common Stock at an exercise price of $2.50 per share.

With the Senior Lender's consent, the Company applied $20,000,000 of the proceeds from the renewed financing arrangement to the reduction of subordinated indebtedness owed under a Credit Agreement between the Company and WGI, one of the Company's principal shareholders, thereby reducing the Company's effective annual interest rate on such indebtedness from 25% to 1-1/4% over the senior lender's prime rate.

Interest expense was $14.7 million in 1997 compared to $10.8 million in 1996. Total outstanding debt averaged $72.4 million and $61.8 million for 1997 and 1996, respectively, with average interest rates of 20.3% and 17.5%. Average outstanding debt and average interest rate increased due to the borrowings under the WGI, Credit Agreement with an annual interest rate of 25%. As a result of continued losses, the Company has been unable to fund its cash needs from operating activities. The Company's liquidity shortfalls were primarily funded through the additional $21.0 million advanced from WGI.

The Company also uses letters of credit to support some domestic sourcing of inventory and certain other obligations. Outstanding letters of credit were $0.6 million at December 31, 1997
(excluding collateral of $2.0 million pledged to the senior lender in the form of a standby letter of credit).

Total shareholders' deficit decreased by $24.9 million compared to year-end 1996. The Company sustained losses of $30.3 million during 1997.

YEAR 2000

In 1997, the Company upgraded its main computer to an IBM AS/400 model 500. Plans are in place to move all mainframe processing to this hardware and to Year 2000 compliant software the end of 1998.

The main manufacturing and accounting software package was upgraded in 1997 to the Year 2000 compliant Apparel Business Systems (ABS) software. Plans are in place to move all mainframe processing to this software by the end of 1998. All of this hardware and software will be tested in 1998 by in-house staff. The cost of these hardware and software upgrades totaled $270,000 in 1997. Plans call for an additional $50,000 to be spent on software modifications in 1998, to replace current systems.

EDI with customers was addressed in 1997 by acquiring Premenos software for the AS/400. All customer EDI will be moved from a PC system to the mainframe by mid-1998. Fixed asset accounting was moved to a Year 2000 compliant software package in early 1998.

LIQUIDITY AND CAPITAL RESOURCES


The Company has finalized and executed an Amended and Restated
Factoring Agreement with its senior lender, BNY Financial
Corporation (a subsidiary of the Bank of New York). The term of the agreement extends through March 31, 2000.

The amended and restated factoring agreement provides the Company with up to a maximum of $55.0 million aggregate credit availability, based on the Company's inventory, receivables, fixed assets and collateral pledged by principal shareholders of the Company. Financial covenants under the agreement have been modified in accordance with management's current business plan for the Company. In connection with the agreement, the Company has issued to the Senior Lender immediately exercisable warrants to purchase up to 250,000 shares of the Company's Common Stock at $2.50 per share.

With the senior lender's consent, the Company has applied $20.0 million of the proceeds from this renewed financing arrangement to the reduction of subordinated indebtedness owed under a credit agreement between the Company and WGI, one of the Company's principal shareholders, thereby reducing the Company's effective annual interest rate on such indebtedness from 25% to a rate of 1-1/4% over the senior lender's prime rate. Based upon current interest rates, this reduction represents potential annual savings to the Company of approximately $3.0 million. The senior lender has also agreed to eliminate or reduce certain fees which have previously been charged to the Company.

As a result of continuing losses, the Company has been unable to fund its cash needs through cash generated by operations. The Company's liquidity shortfalls from operations during these periods have been funded through several transactions with its principal shareholders and with the Company's senior lender. These transactions are detailed above in the Financial Condition section.

As of December 31, 1997, the Company's senior lender waived certain covenant violations (pertaining to working capital and cumulative pre-tax operating earnings) under the Company's amended and restated factoring agreement. Nevertheless, on the basis of such violations (which could also serve as a basis for the senior lender enforcing its remedies under defaults preserved from the Company's prior factoring agreement), all of the Company's long-term debt owed to the senior lender at December 31, 1997 was subject to accelerated maturity and, as such, has been classified as a current liability in the consolidated balance sheets. If the senior lender were to accelerate the maturity of such debt, the Company would not have funds available to repay the debt.

If the Company's's sales and profit margins do not substantially improve in the near term, the Company will be required to seek additional capital in order to continue its operations and to move forward with the Company's turnaround plans, which include seeking appropriate additional acquisitions. To obtain such additional capital and such financing, the Company may be required to issue additional securities that may dilute the interests of its stockholders. At the end of fiscal 1997, the Company implemented a restructuring plan for its preferred equity and the majority of its subordinated indebtedness (following approval by shareholders of the issuance of Common Stock in connection therewith), which resulted in a significant increase in the Company's overall equity as well as a significant reduction in the Company's level of indebtedness and ongoing interest expense. Although management believes that the restructuring has enhanced the Company's opportunities for obtaining the needed funding, no assurance can be given that any such additional financing will be available to the Company on commercially reasonable terms or otherwise. If the Company's sales and profit margins do not significantly improve and additional funds cannot be raised as needed, the Company will not be able to continue as a going concern.

INFLATION AND CHANGING PRICES

Inflation and changing prices have not had a material effect on the Company's results of operations or financial condition during the past three years.


Item 8.   Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

     Report of Independent Public Accountants

      Consolidated Balance Sheets as of December 31, 1997 and
          December 31, 1996

     Consolidated Statements of Operations for the Years Ended
          December 31, 1997, 1996, and 1995

       Consolidated Statements of Shareholders' Deficit for the
          Years Ended December 31, 1997, 1996, and 1995

     Consolidated Statements of Cash Flows for the Years Ended
          December 31, 1997, 1996, and 1995

     Notes to Consolidated Financial Statements

     Financial Statement Schedules:

     See Part IV, Item 14 (a) 2
             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Signal Apparel Company, Inc.:

We have audited the accompanying consolidated balance sheets of SIGNAL APPAREL COMPANY, INC. (an Indiana corporation) AND SUBSIDIARIES as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' deficit and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Signal Apparel Company, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has as of December 31, 1997 a working capital deficit of $43.4 million, an accumulated deficit of $245.2 million, and the liquidity of the Company has been adversely affected by recurring losses from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


                                   /s/Arthur Andersen LLP
                                   ARTHUR ANDERSEN LLP

Chattanooga, Tennessee
March 27, 1998
CONSOLIDATED BALANCE SHEETS

Signal Apparel Company, Inc. and Subsidiaries
December 31, 1997 and 1996
(Dollars in thousands, except per share amounts)

                                                         1997       1996
                                                       ------------------
Assets
Current assets:
  Cash and cash equivalents                          $    384   $   1,713
  Receivables, less allowance for
    doubtful accounts of $2,665
    in 1997 and $1,573 in 1996                          3,203         755
    Note receivable                                       500           0
    Inventories                                        10,390      14,687
    Prepaid expenses and other                            531         769
                                                     ---------   ---------
         Total current assets                          15,008      17,924
                                                     ---------   ---------
Property, plant and equipment, at cost:
  Land                                                    433         500
  Buildings and improvements                            7,957      12,102
  Machinery and equipment                              21,020      33,552
                                                     ---------   ---------
    Total property, plant and equipment                29,410      46,154
    Less accumulated depreciation                      23,365      37,984
                                                     ---------   ---------
       Net property, plant and equipment                6,045       8,170
                                                     ---------   ---------
Goodwill, less accumulated amortization
  of $56 in 1997                                        4,832           0
                                                     ---------------------
Debt issuance costs, net                                3,716           0
                                                     ---------------------
Other assets                                               59          73
                                                     ---------   ---------
          Total assets                               $ 29,660   $  26,167
                                                     =========   =========
Liabilities and Shareholders' Deficit

Current liabilities:
  Accounts payable                                   $  2,577   $   5,055
  Accrued liabilities                                   6,617       9,003
  Accrued interest                                      1,603       7,044
  Current portion of long-term debt                     7,110       6,795
  Revolving advance account                            40,457      20,362
                                                     --------   ---------
    Total current liabilities                          58,364      48,259
                                                     ---------   ---------
Long-term debt, principally to
  Related Parties, less current portion                12,580      39,266
                                                     ---------   ---------

Other noncurrent liabilities                                0       4,797
                                                     ---------   ---------
Commitments and contingencies (Notes 1,
  2, 5, 6, and 10)
Redeemable Series D Preferred Stock,
  $100,000 stated value per share,
  100 shares authorized, none out-
  standing in 1997 and 1996                                 0          0

Shareholders' deficit:
  Series A Preferred Stock, $100,000
    stated value per share, 400 shares
    authorized, none outstanding in 1997,
    327.087 shares issued and
    outstanding in 1996 (liquidation
    preference of $100,000 per share
    plus cumulative unpaid dividends
     of $6,875 in 1996)                                     0    39,584
  Series B Preferred Stock, $100,000
    stated value per share, 250 shares
    authorized, none outstanding in
    1997 and 1996                                           0         0
  Series C Preferred Stock, $100,000
    stated value per share, 1,000 shares
    authorized, none outstanding in 1997,
    317.678 shares issued in
    1996 (liquidation preference of
    $100,000 per share plus
    cumulative unpaid dividends of
    $4,850 in 1996)                                         0    36,618
  Series E Preferred Stock,$1,000 stated
    value per share, 20,000 shares
    authorized, none outstanding in
    1997 and 1996                                           0         0
  Series F Preferred Stock,
    $100,000 stated value per share,
    1,000 shares authorized in 1997,
    443.16 shares issued and outstanding
    in 1997, (cumulative undeclared
     dividends at a rate of 9% per annum)             44,316          0
  Common Stock, 80,000,000 shares
    authorized, $.01 par value
    per share, 32,536,460 shares issued in
     1997, 11,578,046 shares issued in 1996              325        115
   Additional paid-in capital                        160,399     73,507
   Accumulated deficit                              (245,207)  (214,862)
                                                   ---------   ---------
           Subtotal                                  (40,167)   (65,038)
  Less cost of common treasury
     shares (140,220 shares)                         (1,117)     (1,117)
                                                   ---------   ---------
     Total shareholders' defici                     (41,284)    (66,155)
                                                   ---------   ---------
          Total liabilities and
            shareholders' deficit                  $ 29,660    $ 26,167
                                                   =========   =========


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Signal Apparel Company, Inc. and Subsidiaries
Years Ended December 31, 1997, 1996, and 1995
(In thousands, except per share data)

                               1997      1996      1995

Net sales                   $ 44,616   $ 58,808  $ 89,883
Cost of sales                 39,287     54,974    75,896

  Gross profit                 5,329      3,834    13,987
Royalty expense               (5,467)    (4,822)   (6,362)
Selling, general and
  administrative expenses    (13,916)   (17,742)  (27,279)
Interest expense             (14,726)   (10,833)   (8,255)
Other expense, net            (1,565)    (4,133)   (1,314)
Write-off of goodwill              0          0   (10,736)

  Loss before income taxes   (30,345)   (33,696)  (39,959)
Income taxes                       0          0         0

Net loss                    $(30,345)  $(33,696) $(39,959)

Weighted average shares
  outstanding                 12,693     11,566    10,503


Basic/diluted net loss
  per share                 $  (2.39)  $  (2.91) $  (3.80)


See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

Signal Apparel Company, Inc. and Subsidiaries
Years Ended December 31, 1997, 1996, and 1995
(Dollars in thousands, except share data)

                             Preferred Stock                       Addt'l
                           ------------------             Common   Paid-In   Accum.     Treasury
                           Series A  Series C  Series F    Stock   Capital   Deficit      Stock     Total
------------------------   --------  --------  --------  --------  --------  --------   --------  --------
Balance, December 31, 1994  $39,584   $33,618  $      0  $    102  $69,721   $(141,207) $(1,117)  $    701
Net loss                          0         0         0         0        0    ( 39,959)       0    (39,959)
Exercise of employee stock
  options                         0         0         0         0       97           0        0         97
Issuance of 30 shares of
  Series C Preferred Stock        0     3,000         0         0        0           0        0      3,000
Issuance of 1,310,000 shares
  of Common Stock                 0         0         0        13    2,740           0        0      2,753
Grant of 200,000 stock
  Options below quoted
  market value                    0         0         0         0      454           0        0        454

Balance, December 31, 1995   39,584    36,618         0       115   73,012    (181,166)  (1,117)   (32,954)
Net loss                          0         0         0         0        0     (33,696)       0    (33,696)
Exercise of employee stock
  options                         0         0         0         0      200           0        0        200
Compensation expense related
  to stock options granted
  below quoted market value       0         0         0         0      295           0        0        295

Balance, December 31, 1996   39,584    36,61          0       115   73,507    (214,862)  (1,117)   (66,155)
Net Loss                                                                       (30,345)            (30,345)
Exercise of warrants to
 acquire 4,630,000 shares
 of Common Stock through
 conversions of $10,582
 in debt and Series C
 Preferred Stock                  0  (3,375)          0        46   13,911           0        0     10,582
Conversion of $23,802 in
 debt and Series C
 Preferred Stock into
 Series F Preferred Stock         0 (20,514)     44,316                              0        0     23,802
Conversion of $15,833 in
 debt and Series A and C
 Preferred Stock into
 15,473,220 shares of
 common stock              (39,584) (12,729)          0       155   67,991           0        0     15,833
Issuance of 855,194
 shares of common stock
 for Big Ball acquisition        0        0           0         9    1,274           0        0      1,283
Issuance of 4,750,000
 warrants in connection
 with extension of debt          0        0           0         0    3,716           0        0      3,716


Balance, December 31,1997 $      0  $     0    $ 44,316  $    325 $160,399    (245,207) $(1,117)  $(41,284)

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Signal Apparel Company, Inc.
  and Subsidiaries
Years Ended December 31, 1997, 1996, and 1995
(Dollars in thousands)

                                             1997      1996       1995
                                          ------------------------------
Operating Activities:
  Net loss                                    $(30,345)   $(33,696)   $(39,959)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities:
      Depreciation and amortization              1,467       2,924     3,708
      Loss on disposal and write-down
        of property, plant and equipment           977       2,340       166
      Write-off of goodwill                         --          --    10,736
      Compensation expense related to
        stock options granted below
        quoted market value                         --         295       454
      Changes in operating assets and
        liabilities, net of effects of
        businesses acquired:
        Receivables                             (1,369)      3,603     2,354
        Inventories                              5,146       7,435    11,229
        Prepaid expenses and other                 349         775      (130)
        Accounts payable and accrued
          liabilities                            2,931       4,958       118
                                              ---------   ---------  ---------
            Net cash used in operating
              activities                       (20,844)    (11,366)  (11,324)
                                              ---------   ---------  ---------
Investing activities:
  Purchases of property, plant and
    equipment                                     (233)       (285)     (452)
  Proceeds from the sale of property,
    plant and equipment                          2,295         488        81
  Acquisitions of businesses, less cash
    acquired                                      (200)         --        --
                                              ---------   ---------  ---------
            Net cash provided by
              (used in) investing
              activities                         1,862         203      (371)
                                              ---------   ---------  ---------
Financing activities:
  Net(decrease) increase in revolving
    advance account                               (26)         724    (9,244)
  Proceeds from borrowings                     22,472       12,533    20,000

  Principal payments on borrowings              (3,998)     (1,830)     (668)
  Principal payments on multiemployer
    withdrawal liability                          (795)       (246)     (298)
  Proceeds from issuance of common stock            --          --     3,000
  Proceeds from exercise of stock options           --         200        97
                                              ---------   --------- ---------
            Net cash provided by
              financing activities              17,653      11,381    12,887
                                              ---------   --------- ---------
Net (decrease) increase in cash
  and cash equivalents                          (1,329)        218     1,192
Cash and cash equivalents,
  beginning of year                              1,713       1,495       303
                                              ---------   --------- ---------
Cash and cash equivalents, end of year       $     384    $  1,713  $  1,495
                                              =========   ========= =========

See accompanying notes to consolidated financial statements.







NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Signal Apparel Company, Inc. and Subsidiaries


1.  Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of Signal Apparel Company, Inc. (the "Company")have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss of $30,345,000 for the year ended December 31, 1997 and cumulative losses for the past three years of $104,000,000. The 1995 net loss included a write-down of goodwill of approximately $10,736,000 related to the acquisition of American Marketing Works, Inc. ("AMW"). As a result of these continuing losses, the Company's accumulated deficit now totals $245,207,000 at December 31, 1997.

The Company is not currently in compliance with certain financial covenants of its amended and restated factoring areement with its senior lender; therefore all long-term debt due the senior lender is subject to accelerated maturity and as such, has been classified as a current liability in the consolidated balance sheets. If the senior lender were to accelerate the maturity of the debt, the Company would not have funds available to repay this debt. The Company's working capital deficit as of December 31, 1997 totals $43,356,000.

Throughout 1997 and during the first quarter of 1998, the Company experienced liquidity shortfalls from operations that were resolved through advances to the Company from a principal shareholder. The Company's continued existence is dependent upon its ability to raise additional debt or equity financing to maintain existing credit facilities and to substantially improve its operating results during 1998.

Plans to improve operations include: (i) reducing general and administrative costs, (ii) focusing the Company's efforts on the embellished activewear business, including licensed NFL, NBA, MLB, NHL, and various cartoon characters, (iii) reducing costs of sales through outsourcing and other measures, (iv) seeking appropriate additional acquisitions to enhance the Company's sales and profitability and (v) the sale of idle facilities.

In order for the Company to have sufficient liquidity for it to continue as a going concern in its present form, the Company will need to raise additional funds and execute planned improvements. The Company has no assurances it will be able to raise additional funds. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustments that might become necessary should the Company be unable to continue as a going concern in its present form. There can be no assurances that the Company's operations can be returned to profitability.

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

Inventories

Inventories are stated at the lower of first-in, first-out (FIFO) cost or market for all inventories. For discontinued and closeout inventories, the Company evaluates the need for write-downs on an item by item basis. Market value for finished goods and blank (unprinted) goods is estimated net realizable value.

Property, Plant and Equipment

Depreciation of property, plant and equipment is provided over the estimated useful lives of the assets principally using accelerated methods. Assets under capital leases are included in property, plant and equipment, and amortization of such assets is included with depreciation expense. The estimated useful lives of the assets range from 4 to 32 years for buildings and improvements and from 3 to 10 years for machinery and equipment. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation and amortization of property, plant and equipment amounted to $1,411,000 in 1997, $2,924,000 in 1996, and $3,353,000 in 1995. The Company has idle facilities in Marion, South Carolina and Wabash, Indiana. At December 31, 1997, the Company had idle property, plant and equipment held for sale with a net book value of approximately $796,000. The Company has written the property, plant and equipment down to its estimated fair value less estimated costs to sell. Write downs of $753,000 and $1,845,000 have been included in other expense in the consolidated statement of operations for 1997 and 1996, respectively.

Net Loss per Share

Effective for the period ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. ("SFAS")128 "Earnings Per Share", which changes the criteria for reporting earnings per share ("EPS"). As the Company has been in a loss position, the Company's common stock equivalents (see Note
6) would have an antidilutive effect on EPS and are excluded from diluted EPS for all periods presented.

Stock-Based Compensation

The Company accounts for its stock-based compensation plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). Effective in 1996, the Company adopted the disclosure option of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires companies that do not choose to account for stock-based compensation as prescribed by the statement to disclose the pro forma effects on net income and earnings per share as if SFAS No. 123 had been adopted. Additionally, certain other disclosures are required with respect to stock-based compensation and the assumptions used to determine the pro forma effects of SFAS No.
123.  See Note 6.

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

Credit and Market Risk

The Company sells products to a wide variety of customers servicing the ultimate consumer. Pursuant to the terms of a factoring agreement with its senior lender, the Company sells substantially all accounts receivable, except cash-in-advance or cash-on-delivery sales, to the factor on a preapproved basis. The Company pays a factoring commission as consideration for the credit risk and other services provided by the factor.

With regard to credit-approved sales, the factor accepts the credit risk for nonpayment due to financial inability to pay. With regard to noncredit approved sales, the Company accepts all credit risk of nonpayment for any reason. At December 31, 1997, the senior lender had outstanding receivables from the Company's customers totaling $4.6 million, of which $1.1 million was not credit-approved by the factor. The Company performs ongoing credit evaluations of those customers carried at its own risk and generally does not require collateral for such receivables. The Company maintains an allowance for doubtful accounts at a level which management believes is sufficient to cover potential credit losses.

In 1997, Wal-Mart accounted for 20% and Kmart accounted for 10% of net sales. In 1996, Wal-Mart accounted for 14% and Kmart accounted for 12% of net sales. In 1995, no one customer accounted for more than 10% of net sales.

Goodwill

On October 17, 1997, the Company acquired GIDI Holdings, Inc., doing business as Grand Illusion Sportswear. On November 5, 1997, the Company completed the related acquisitions of Big Ball Sports, Inc. and Print The Planet, Inc.(collectively "Big Ball"). These acquisitions resulted in goodwill of $751,000 and $3,949,000,respectively (Note 2). The goodwill related to these acquisitions is being amortized on a straight-line basis over 15 years. Amortization expense for 1997 was $56,000.

In connection with the 1994 acquisition of AMW, the Company recorded goodwill. In 1995, however, the Company determined that the goodwill related to the acquisition of AMW had been impaired. This impairment was due to operating losses by AMW, the loss of significant licenses, shortfalls in sales projections, and the uncertainty about AMW's return to profitability. As a result, the unamortized balance of the AMW goodwill was written off.
The charge for this goodwill write-off was $10,736,000 in 1995, and has been separately presented in the accompanying statements of operations.

Debt Issuance Costs

During the year, the Company issued 250,000 warrants to its senior lender at an exercise price of $2.50 per share in connection with the extension of the revolving advance account. In addition, the Company issued 4,500,000 warrants with an exercise price of $1.75 per share to WGI,LLC in connection with advances made by WGI,LLC. The fair market value using the Black
- Scholes option pricing model (see note 6 for assumptions) of these warrants of $3,716,000 has been capitalized and is included in the accompanying balance sheet as debt issuance costs. These costs are being amortized over the term of the debt and the expected term of the WGI,LLC advances.

Reclassifications

Certain reclassifications have been made in the fiscal 1996 and 1995 financial statements to conform with the 1997 presentation.

2.   Acquisitions

Pursuant to the terms of a stock purchase agreement dated as of October 1, 1997 the Company purchased all of the issued and outstanding common stock of GIDI Holdings, Inc., d/b/a Grand Illusion Sportswear, an Illinois Corporation, for $200,000.
Grand Illusion assets acquired and liabilities assumed were $1,040,000 and $1,483,000, respectively. The acquisition has been accounted for as a purchase. The excess of the purchase price over the fair value of the net identifiable assets acquired is being amortized on a straight-line basis over 15 years.

Pursuant to stock purchase agreements dated October 31, 1997 the Company acquired all of the outstanding capital stock of Big Ball
Sports, Inc., a Texas Corporation and Print the Planet, Inc., a
Texas Corporation.

Pursuant to the terms of the purchase agreements, the Company
(i) entered into employment agreements with two of the former owners; (ii) paid $250,000 in cash and issued a promissory note in the amount of $250,000 (payable in 12 monthly installments of interest only, followed by 36 monthly installments of principal and interest beginning November 5, 1998)(in each case with interest on the unpaid balance at prime); and (iii) issued a total of 855,194 shares of Common Stock in settlement of various outstanding claims of creditors pertaining to Big Ball.

All of the shares of Common Stock issued pursuant to the purchase agreements are unregistered, restricted shares of Common Stock pursuant to the rules and regulations of the Securities and Exchange Commission. The Company entered into Registration Rights Agreements with each recipient of unregistered shares which give each holder certain "piggy back" registration rights for a period of two years.

Big Ball Sports and Print the Planet, Inc. assets acquired and liabilities assumed were $3,335,000 and $5,846,000, respectively. The acquisition has been accounted for under the purchase method of accounting. The excess of purchase price over the fair value of the net identifiable assets acquired has been recorded as an intangible asset and is being amortized on a straight line basis over 15 years.

The results of operations of Grand Illusion Sportswear and Big Ball Sports and Print the Planet, Inc. are included in the accompanying consolidated financial statements from their respective dates of acquisition. The following summarized unaudited pro forma financial information gives effect to the acquisitions as if they had occurred on January 1 of each year:



                                       Year Ended
    Dollars in thousands,              December 31,
    Except per share data          1997           1996

    Net sales                     $ 59,823      $ 80,135
    Net loss                       (31,978)      (38,537)
    Net loss per share               (2.40)        (3.10)



3.  Note Receivable


On December 2, 1997, a third party entered into a $500,000 promissory note with the Company as part of the sale of the Company's LaGrange plant. The note bears interest at 10% payable in 24 equal monthly installments of interest and principal beginning January 1, 1998.

4.  Inventories

  Inventories consisted of the following at December 31, 1997 and 1996:

(Dollars in thousands)              1997            1996
-----------------------------------------------------------------
   Raw materials                           $   731         $   794
   Work in process                           1,032           2,060
   Finished goods                            8,120          11,383
   Supplies                                    507             450
-----------------------------------------------------------------
                                           $10,390         $14,687
=================================================================

5.  Debt

Debt consisted of the following at December 31, 1997 and 1996:

(Dollars in thousands)                                  1997       1996
-----------------------------------------------------------------
Senior obligations:

  Revolving advance account under
    Senior credit facility -- interest
    payable monthly at the alternate
    base rate (as defined) plus 1.25%
    (9.75% at December 31, 1997);
    secured by accounts receivable,
    inventories and certain machinery
    and equipment and guarantees
    of principal shareholder                         $40,457     $20,362


  Senior term note   repaid in 1997                        -         995

  Senior term note -- interest payable
    monthly at the alternate base rate
    (as defined) plus 1.5% (10.0% at
    December 31, 1997); secured by
    accounts receivable, inventories,
    and machinery and equipment; payable
    in equal monthly installments of
    $49,500 over a period through
    July 1999 with a balloon payment
    due August 1999                                      823       2,576

  Senior secured subordinated promissory
    note to related party -- interest at
    25% through August 22, 1997; thereafter at
    10% (payable at maturity); secured by a
    second lien on accounts receivable,
    inventory, machinery and equipment,
    and certain real estate                           11,210      32,049

 Notes payable to related party -                                  6,500
    converted to equity in 1997

  Notes payable to related parties --
    interest accrued monthly at 5.5% per
    annum based on the average outstanding
    debt.                                              1,981          -

Subordinated debt to related party                     3,000       3,000

Obligations under capital leases                       1,205         278



Other                                                  1,471         663
-----------------------------------------------------------------

Total                                                 60,147      66,423


  Less: Current portion of
          long-term debt                               7,110       6,795
        Revolving advance account                     40,457      20,362
-----------------------------------------------------------------

Long Term Debt, excluding current
  portion and revolving advance account             $ 12,580    $ 39,266
=================================================================

On October 31, 1997, the financing arrangement with the Company's senior lender was extended through March 31, 2000. On January 30, 1998, the financing agreement with the senior lender was amended to include the factoring of Big Ball Sports, Inc. Under the current financing arrangement, the Company's total outstanding obligations to the senior lender (including the revolving advance account and senior term notes) at any month-end cannot exceed the lower of $55,000,000 or the borrowing base, as defined in the agreement. The borrowing base is generally equal to the sum of 85% of eligible receivables (as defined), plus the lower of the inventory cap ($16,000,000, subject to adjustment) or 50% of eligible inventory (as defined), less certain reserves, plus the discretionary overadvances and the senior term notes.

The senior lender has agreed to allow certain discretionary overadvances in excess of the borrowing base. At December 31, 1997, the discretionary overadvance facilities aggregated $34,000,000, $4,000,000 of which is secured by a collateral pledge by two principal shareholders, FS Signal Associates II and WGI. All such overadvance facilities with the senior lender are discretionary. The balance of $30,000,000 is guaranteed by the principal shareholder, WGI. The collateral pledge may only be repaid after repayment of all outstanding borrowings under the discretionary overadvance facility from the senior lender. Such overadvances are classified in the revolving advance account.

Under the revolving advance account, interest is at the alternate base rate plus 1.25%. The alternate base rate is a fluctuating rate equal to the higher of the prime rate (as defined) or the federal funds rate plus .5%, and is payable monthly. In addition to the amounts due to the senior lender for interest, the Company is obligated to pay a quarterly fee of .25% per annum on the difference between $55,000,000 and the average amount of obligations outstanding, as defined, to such lender.

The current financing arrangement requires, among other things, the maintenance of minimum amounts of working capital, cumulative pretax operating results and net worth, and also limits the Company's ability to pay dividends and the amount of indebtedness the Company may incur. As of December 31, 1997, the Company was not in compliance with various covenants of the credit facility. Due to the Company's noncompliance with certain of the amended and restated covenants, all long-term debt with the senior lender is classified as a current liability in the accompanying consolidated balance sheets at December 31, 1997.

During 1997, as part of the Restructing Plan (see Note 6), $20,000,000 of the outstanding debt owed to WGI, was repaid with proceeds from the senior lender under the terms of the new financing agreement. In addition, notes payable to a related party were converted to equity as part of the Restructuring Plan (see note 6). In 1997, the Company used $1,750,000 in proceeds from the sale of the LaGrange facility to reduce its obligations under the senior term notes as required. Also, during 1997, the Company entered into a Reimbursement Agreement of a Promissory Note with FS Signal, whereby the Company agreed to repay amounts that FS Signal pays in support of letters of credit. At December 31, 1997, the Company had a debt of $1,981,000 relating to this agreement. Also, during 1997, the Company financed certain capital expenditures relating to machinery and equipment totaling $842,000 by entering into capital leases.

Effective March 31, 1994, the Company signed a promissory note for $3,000,000 with a related party, FS Signal Associates I. The promissory note was due on April 30, 1997, subject to the terms of the subordination agreement with the Company's senior lender. Interest was payable at maturity at the prime rate, as defined, plus 3%. In connection with this promissory note, accrued interest payable to FS Signal Associates I was approximately $1,322,000 and $989,000 at December 31, 1997 and 1996,
respectively.

Subsequent to December 31, 1997 the Company received $4,250,000 in additional advances from WGI,LLC. These amounts, as well as, the $11,210,000 received in 1997 are expected to be documented as funding under a new credit agreement with WGI,LLC. These additional advances currently accrue interest at a rate of 10%.

Interest expense in the consolidated statements of operations includes accrued interest to related parties of $1,599,000, $7,119,000, and $3,852,000 during 1997, 1996, and 1995, respectively.

The Company made cash payments for interest of $ 2,349,000, $2,649,000, and $4,634,000 during 1997, 1996, and 1995, respectively. The aggregate future scheduled maturities of debt for the five years subsequent to December 31, 1997, are as follows: 1998 - $47,567,000; 1999 - $11,914,000; 2000 -
$337,000; 2001 - $205,000, and 2002 - $124,000.

6.  Capital Stock

On December 30, 1997, the shareholders approved an amendment to the Company's 1985 Stock Option Plan to increase the number of shares of Common Stock available for grant from 1,910,000 to 4,000,000 shares. The options have terms ranging from 5 to 10 years and vest over periods from one to four years from date of grant.

The Company accounts for its stock-based compensation under APB No. 25, under which no compensation expense has been recognized for stock options granted with exercise prices equal to or greater than the fair value of the Company's Common Stock on the date of grant. The Company adopted SFAS No. 123 for disclosure purposes only in 1996. For SFAS No. 123 purposes, the fair value of each employee option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1997,1996 and 1995, respectively: risk-free interest rate of 6.11%, 6.52% and 6.40%, expected life of 3.0, 5.0 and 5.4 years, expected dividend yield of 0% and expected volatility of 71% for 1997 and 46% for 1996 and 1995. Using these assumptions, the fair value of the employee stock options granted in 1997,1996 and 1995 is $2,743,000, $913,000 and $967,000, respectively, which would be amortized as compensation expense over the vesting period of the options. Compensation expense recognized under APB No. 25 in 1997, 1996 and 1995 was $0, $295,000 and $454,000, respectively.
Had compensation cost for the plan been determined in accordance with SFAS No. 123, utilizing the assumptions detailed above, the Company's pro forma net loss would have been $31,049,000, $34,314,000 and $40,472,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Pro forma net loss per share would have been $2.45, $2.97 and $3.85 for the years ended December 31, 1997, 1996 and 1995, respectively.

The pro forma effect on net loss in this disclosure may not be representative of the pro forma effect on net loss in future years because it does not take into consideration expense related to grants made prior to 1995.

A summary of the Company's stock option activity for 1997, 1996 and 1995 is as follows:

                                 1997               1996              1995
                        ----------------------------------------------------------
                                     Weighted           Weighted           Weighted
                                     Average            Average            Average
                                     Exercise           Exercise           Exercise
                            Shares   Price     Shares   Price     Shares   Price
Outstanding at beginning
  of year                   493,600  $5.29    760,236   $5.47    483,500   $6.27
Granted, at market price
                          1,700,000   2.12     18,000    6.19    305,000    5.60
Granted , at below market
      Price                  65,000   2.38     52,500    4.48    200,000    4.00
Granted, at below market
      price                 682,000   2.38          0       0          0       0

Exercised                         0      0    (50,000)   4.00    (13,750)   7.06

Canceled or expired        (292,250)  3.38   (287,136)   5.90   (214,514)  (5.98)

Outstanding at
end of year               2,648,350  $2.66    493,600   $5.29    760,236   $5.47

Exercisable at end of       380,600  $5.38    433,825   $5.31    201,786   $6.30
  year

Weighted average fair                $1.31               3.27               3.25
  value of options granted,
  at market
  price

Weighted average fair                $1.26               3.30               4.01
  value of options
  granted, at Below market
  market price

Weighted average fair value
  of options granted, at
  above market price                $  .46                N/A               N/A


There are 2,648,350 options outstanding at December 31, 1997, including 2,267,750 having exercise prices between $1.50 and $2.50 with a weighted average exercise price of $2.20 and a weighted average remaining contractual life of 4.5 years. None of these options were exercisable at year end. There are also 177,500 options with exercise prices between $3.00 and $4.00, with a weighted average exercise price of $3.89 and a weighted average remaining contractual life of 7.3 years. All of these options were exercisable at year end. The remaining 203,100 options have exercise prices between $5.00 and $7.06, with a weighted average exercise price of $6.73 and a weighted average remaining contractual life of 6.2 years. All of these options were exercisable at year end.

At the Annual Meeting of Shareholders of Signal Apparel Company, Inc. held on December 30, 1997, the Company's shareholders approved the issuance of an additional 15,473,220 shares of the Company's Common Stock in connection with a plan approved by the Board of Directors to restructure the Company's outstanding subordinated debt and preferred stock (the "Restructuring Plan").

In anticipation of the adoption of the Restructuring Plan, WGI, LLC , a principal shareholder of the Company, acquired an additional 4,630,000 shares of Common Stock through the exercise of warrants on November 7, 1997 (the "Restructuring Acquisition"). After this exercise of Warrants, WGI owned 50.44% of the Common Stock of the Company (not including remaining exercisable warrants).

Pursuant to an agreement between the Company and WGI concerning the Restructuring Plan, the Company applied $20,000,000 of the increased funding available under the amended and restated factoring agreement with the Company's senior lender to reduce the Company's outstanding indebtedness under the credit agreement between it and WGI. The reduction of outstanding indebtedness under the credit agreement with WGI also reduced the Company's effective annual interest rate on this portion of its debt from over 20% per annum to a rate of prime plus 1-1/4% (currently 9.75%). The Restructuring Plan reduces the Company's annual interest expense by eliminating approximately $50,200,000 of indebtedness from the Company's balance sheet, leaving approximately $41,282,000 owed to the Senior Lender and approximately $17,800,000 owed to WGI and FS Signal (including
approximately $11,397,000 owed to WGI).   The Restructuring Plan
also eliminates a liability of $11,725,000 for accrued but unpaid dividends on preferred stock and reduces the Company's shareholders' deficit by over 50%, from approximately $89.3 million to approximately $41.3 million.

The Restructuring Plan also includes: (i) amendment of all remaining outstanding warrants held by WGI (covering a total of 345,000 shares with an exercise price of $7.06 per share), reducing the exercise price of such warrants to $1.75 per share (approximately equal to the market price on the date of the Annual Meeting); (ii) issuance to WGI of 8,000,000 shares of Common Stock valued at approximately $1.98 per share (a premium of approximately 13% over the market price on the date of the Annual Meeting) in payment for $15,831,950 of the remaining subordinated debt owed by the Company to WGI (representing a discount on the debt repayment of $1,831,950, which equals the net economic benefit of repricing the WGI warrants); and (iii) conversion of both the remaining outstanding balance of such debt of $23,802,000 (including accrued interest through the date of the Annual Meeting) and approximately $20,514,000 in stated value (plus accumulated dividends) of Series C Preferred Stock held by WGI into a total of approximately 443.16 shares of a new Series F Preferred Stock, stated value $100,000 per share.

The new Series F Preferred Stock accrues cumulative undeclared dividends at the rate of 9% per annum. These dividends are payable in cash when declared. The Series F Preferred Stock is not convertible into Common Stock or into any other security issued by the Company, and does not have any mandatory redemption or call features.

In addition to the transactions described above between the Company and WGI, the Company exercised its rights under an agreement dated March 31, 1995 between the Company and the holders of all outstanding shares of its Series A Preferred Stock and Series C Preferred Stock (the "Preferred Stock Agreement") to redeem all of the remaining outstanding shares (including accumulated dividends) of the Company's Series A Preferred Stock and Series C Preferred Stock with shares of Common Stock valued for such purpose at $7 per share. Following the completion of the restructuring transactions described above involving WGI, FS Signal was the only remaining holder of shares of the Company's Series A Preferred Stock and Series C Preferred Stock. The redemption of all of such stock held by FS Signal ($39,583,700 in stated value plus accrued dividends in Series A Preferred Stock and $12,728,841 in stated value plus accrued dividends in Series C Preferred Stock) resulted in the issuance of an additional 7,473,220 shares of the Company's Common Stock to FS Signal.

The issuance of Common Stock as described above in connection with the Restructuring Plan and related transactions resulted in WGI having a greater percentage of voting power. Prior to the implementation of the Restructuring Plan and the aforementioned related transactions, WGI owned 34.35% of the issued and outstanding shares of the Company's Common Stock (not including exercisable warrants). Now, WGI owns 50.85% of the issued and outstanding shares of Common Stock (not including exercisable warrants). FS Signal's percentage of voting power has remained the same, approximately 36% of the issued and outstanding shares of Common Stock (not including exercisable warrants). Implementation of the Restructuring Plan and related transactions described above has resulted in ownership of shareholders other than WGI and FS Signal being reduced from approximately 30% to approximately 14% of the issued and outstanding shares of the Company's Common Stock (not including exercisable warrants). Although WGI now owns over 50% of the voting securities (as defined by Rule 12b-2 of Regulation S-K) of the Company, the Company does not deem the implementation of the Restructuring Plan and related transactions to have effected a change in control of the Company as WGI already, through its ownership of other securities of the Company convertible into Common Stock and its relationship with the Company and management, possessed the power to direct the management and policies of the Company.

Under its Restated Articles of Incorporation, as amended, the Company has the authority to issue 1,600,000 shares of preferred stock having no par value, issuable in series, with the designation, powers, preferences, rights, qualifications and restrictions to be established by the board of directors. At December 31, 1997, the Company had authorized 400 shares of Series A Preferred Stock, 250 shares of Series B Preferred Stock, and 1,000 shares of Series C Preferred Stock, 100 shares of Series D Preferred Stock and 20,000 shares of Series E Preferred Stock, and 1,000 shares of Series F Preferred Stock. See Note 7 for discussion of the Series D Redeemable Preferred Stock.

At December 31, 1997, there were no shares of the Series A, B, C,
D or E Preferred Stock outstanding. As discussed above the Company issued 443.16 shares of Series F Preferred Stock effective December 31, 1997 in connection with the implementation of the Restructuring Plan.

In January 1995, Walsh Greenwood made an equity investment in the Company of $3,000,000 for which they received 30 shares of Series C Preferred Stock. In connection with this investment, the Company issued warrants to Walsh Greenwood to purchase 300,000 shares of the Company's Common Stock at an exercise price of $7.625 per share. Such warrants expire on February 1, 2000.

In conjunction with the Walsh Greenwood Credit Agreement (Note
4), in 1995 the Company issued warrants to Walsh Greenwood to purchase 4,000,000 shares of Common Stock. Of these, warrants to purchase 2,000,000 shares were issued with an exercise price of $2.25 per share expiring on March 31, 1998. Such warrants vested as funds were drawn at the rate of 100,000 warrants for each $1,000,000 drawn. Additionally, Walsh Greenwood received warrants to purchase 2,000,000 shares with an exercise price at a 25% discount to the 20-day average trading price in December 1996 ($2.32 per share). These warrants vested upon issuance and were exercisable for a period of three years commencing on January 1, 1997. These warrants were subsequently assigned by Walsh Greenwood to WGI, and comprised a portion of the warrants to acquire 4,630,000 shares of Common Stock which were exercised by WGI in anticipation of the Restructuring Plan, as discussed above.

On November 5, 1995, Marvin and Sherri Winkler and MW Holdings(collectively, the "Winkler Interest") agreed to convert outstanding promissory notes totaling approximately $2,434,000 into 1,000,000 unregistered shares of the Company's Common Stock. The Company agreed to use its best efforts to include such shares in the next registration statement under the Securities Act of 1933 that the Company files, and, if such registration does not occur by November 1996, the Company agreed to pay interest at the rate of 7% per annum on the value of the unregistered shares (half of said interest to be paid in cash, half to be paid in shares of Common Stock) until such shares are registered or disposed of. The Company had not registered such shares as of September 1997. Pursuant to the terms of an agreement between the Winkler Interests and the Company in September 1997, the Winkler Interests agreed to accept $175,000 (payable in equal monthly installments of $25,000 each) and 125,000 unregistered shares of the Company's Common Stock in lieu of certain past and all future interest obligations of the Company to the Winkler Interests (including interest that otherwise would have accrued on account of the none registration of shares of Common Stock issued to the Winkler Interests).

From June 1996 through December 1997, the Company incurred additional indebtedness to WGI for funds advanced in an aggregate amount of $33,044,000, bringing the Company's total indebtedness to WGI in December 1997 (prior to implementation of the Restructuring Plan), including accrued interest thereon, to approximately $50,214,000. These funds were advanced to the Company on an "as needed" basis with the understanding that the additional indebtedness would be documented on the same terms as the existing WGI Credit Agreement. Additionally, as of December 31, 1996, the Company had not made all interest payments required by the WGI Credit Agreement and had breached the financial covenants specified by the agreement. In March 1997, Walsh Greenwood agreed to waive those conditions. Finally, in connection with the Company's amendment and restatement of the factoring agreement with its senior lender, the senior lender required WGI to (i) deposit $15,000,000 of collateral as security in support of a portion of the Company's borrowing base under the amended and restated factoring agreement and (ii) to continue in place a guaranty of a portion of the Company's obligations in the amount of $9,000,000 which was originally entered into February 27, 1996 by another affiliate of WGI The Company entered into a Reimbursement Agreement and related Promissory Note with WGI dated October 31, 1997 (subordinate to the Company's obligations to its senior lender and parri passu with its obligations to FS Signal), pursuant to which the Company agreed to repay any amounts that WGI may be required to pay to the senior lender by virtue of these arrangements. As an inducement to WGI to provide such additional funding to the Company, and in connection with such waiver and the collateral and guaranty arrangements with the senior lender, the Company agreed (subject to shareholder approval) to issue warrants to WGI to purchase up to 4,500,000 additional shares of the Company's Common Stock at an exercise price of $1.75 per share (approximately the then-current market price). The Company agreed to issue these warrants with antidilution provisions and registration rights no more favorable than the equivalent provisions in other outstanding warrants issued to principal shareholders of the Company, except that the registration rights would include three demand registrations. Using a formula vesting such warrants at the rate of 100,000 shares for each $1,000,000 of additional funding (as under the WGI Credit Agreement), these warrants were vested as to all 4,500,000 shares when their issuance was approved by the Company's shareholders on December 30, 1997. The warrants will be issued effective as of such date.

A summary of the Company's warrant activity for 1997, 1996 and 1995 is as follows:

                                1997              1996              1995
                           -----------------------------------------------------
                                     Weighted          Weighted           Weighted
                                     Average           Average            Average
                                     Exercise          Exercise           Exercise
                           Shares    Price    Shares   Price     Shares   Price
Outstanding at beginning
  of year                  9,754,560  $5.22    9,754,560 $5.22  5,454,560    $7.23
  Issued, at market price    250,000   2.38            0  0.00    300,000     7.63
  Issued, at above market
    price                  5,710,000   1.86            0  0.00          0     0.00
  Issued, at below market
    price                    250,000   2.50            0  0.00  4,000,000     2.28
  Exercised               (4,630,000)  3.01            0  0.00          0     0.00
  Canceled or expired       (445,000)  7.06            0  0.00          0     0.00

Outstanding at end of     10,889,560  $4.21    9,754,560 $5.22  9,254,560    $5.22
  year
Exercisable at end of      9,824,560  $4.40    9,254,560 $5.12  9,254,560    $5.12
   year


Of the 10,889,560 warrants outstanding at December 31, 1997, 6,210,000 have exercise prices between $1.75 and $2.50, with a weighted average exercise price of $1.91 and a weighted average remaining contractual life of 4.8 years. Of these warrants, 5,145,000 are exercisable with a weighted average exercise price
of $1.79.   The remaining 4,679,560 warrants have exercise prices
between $7.06 and $11.61, with a weighted average exercise price of $7.26 and a weighted average remaining contractual life of 0.9 years. All of these warrants are exercisable.

7.             Redeemable Preferred Stock

The Series D Preferred Stock is junior to the Series A, B and C Preferred Stock of the Company (see Note 6); bears a cumulative dividend at an annual rate equal to ten percent (10%) of the stated value of such stock, compounded quarterly; and is required to be redeemed by the Company on November 22, 1999 at a redemption price equal to the stated value per share for such stock plus accrued and unpaid dividends, subject to the rights of the holders of the Company's other outstanding series of Preferred Stock which are senior to the Series D Preferred Stock. The Series D Redeemable Preferred Stock has a stated value of $100,000 per share and a liquidation preference of $100,000 per share, plus cumulative unpaid dividends. As of December 31, 1997 and 1996 none had been issued.

8.  Income Taxes

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

There was no income tax provision or benefit recorded during the years ended December 31, 1997, 1996, and 1995, due to the losses sustained by the Company.

Deferred income tax assets and liabilities for 1997 and 1996 reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting and income tax reporting purposes. The Company has established a valuation allowance for the entire amount of the net deferred tax asset due to the uncertainty regarding the realizability of these assets. Temporary differences and carryforwards which give rise to deferred tax assets at December 31, 1997 and 1996 are as follows (in thousands):






                                    1997              1996

                                    ----              ----


     Deferred tax assets:
     Tax loss carryforwards       $86,778           $73,140
     Inventory reserves             1,741             1,346
     Accounts receivable
     Reserves                         983             1,740
     Multi-employer
      withdrawal liability            146               435
     Other                          2,012             2,690
                                  -------           --------

     Total deferred tax assets    $91,660            79,351
     Valuation allowance          (91,183)          (78,635)

     Deferred tax liabilities:
     LIFO to FIFO change             (477)             (716)
                                 --------           --------
     Net deferred tax asset    $        0          $      0
                                 ========          =========

The Company and its subsidiaries file a consolidated federal income tax return. At December 31, 1997, the Company had tax loss carryforwards of approximately $228,000,000 which expire in years 1999 through 2012 if not utilized earlier. At the time Shirt Shed, AMW and Big Ball were acquired, they had tax loss carryforwards of $17,400,000,$11,800,000 and $3,021,000, respectively, which are included above. These tax loss carryforwards are subject to annual limitations imposed for the change in ownership (as defined in Section 382 of the Internal Revenue Code) and application of the consolidated income tax return rules.

The Company did not pay any income taxes in 1997, 1996 and 1995.

9.  Pension and Retirement Plans

The Company sponsors defined contribution plans for employees. The Company makes contributions to the plans equal to a percentage of the participants' contributions within certain limitations. The Company recognized expense related to these plans of $121,000 in 1997, $124,000 in 1996 and $109,000 in 1995.
The Company's policy is to fund amounts accrued annually.

Certain former employees of Signal participate in a defined benefit pension plan negotiated with a union (multi-employer plan) that no longer represents any employee of the Company. The total multi-employer withdrawal liability was $350,000 and $1,146,000 at December 31, 1997 and 1996, respectively.

10.  Commitments and Contingencies

Operating Leases

The Company occupies certain manufacturing facilities, sales and administrative offices and uses certain equipment under operating lease arrangements. Rent expense aggregated approximately
$1,229,000 in 1997, $1,263,000 in 1996, and $1,729,000 in 1995.

Approximate future minimum rental commitments for all noncancellable operating leases as of December 31, 1997 are as follows (dollars in thousands):

                           1998               $ 1,198
                           1999                   570
                           2000                   242
                           2001                    30
                           2002                     1
                                              -------
                                              $ 2,041
                                              =======

Real estate taxes, insurance, and maintenance expense are generally obligations of the Company.

Letters of Credit Supported by Related Parties

The Company uses letters of credit (which are supported by commitments from entities controlled by FS Signal) to assist the Company in purchasing inventory, maintaining licenses and other matters. During 1997, the Company entered into a Reimbursement Agreement and a Promissory Note with FS Signal whereby the Company agreed to repay amounts that FS Signal pays in support of these letters of credit. At December 31, 1997, the Company had $1,981,000 in current portion of long-term debt due to FS Signal for creditor drawdowns on these letters of credit which were repaid by FS Signal in 1997 and 1996.

Royalty and Other Commitments

Pursuant to the terms of various license agreements, the Company is obligated to pay future minimum royalties of approximately $530,000 due in 1998. The Company has estimated that certain guaranteed royalties will not be met through the normal course of business and has accrued approximately $350,000 at December 31, 1997 to cover such guarantees.

Legal Proceedings

The Company is a party to various legal proceedings incidental to its business. The ultimate disposition of these matters is not presently determinable but will not, in the opinion of management, have a material adverse effect on the Company's financial condition or results of operations.

  11.Fair Value of Financial Instruments

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

  Not Applicable
                             PART III

Those portions of the Company's Proxy Statement for its 1997
Annual Meeting of Shareholders described below are incorporated herein by reference.


 Item 10.Directors and Executive Officers of the Registrant

Election of Directors and Executive Officers


 Item 11.Executive Compensation

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

  (a)1.Financial Statements and Schedules

  The financial statements are incorporated by reference under
  Part II, Item 8 and are set forth in the Index to Financial
  Statements and Schedules found in Part II, Item 8.

 (a)2.     Financial Statement Schedules:

  Report of Independent Public Accountants

  Schedule II -- Valuation and Qualifying Accounts

  All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

 (a)3.     Exhibits

               (2.1) Stock Purchase Agreement dated
          October 6, 1994, by and among the Company, Kidd, Kamm Equity Partners, L.P., MW
          Holdings, L.P., and the additional parties listed on the signature pages thereto.
          Incorporated by reference to Exhibit 2-1 to current report on Form 8-K dated November 22, 1994. (S.E.C. File No. 1-2782)

               (2.2) Amendment, dated November 1, 1994, to Stock Purchase Agreement dated October 6,
          1994.  Incorporated by reference to Exhibit 2-
          2 to current report on Form 8-K dated
          November 22, 1994. (S.E.C. File No. 1-2782)

               (2.3) Amendment No. 2, dated November
          21, 1994, to Stock Purchase Agreement dated
          October 6, 1994.  Incorporated by reference
          to Exhibit 2-3 to current report on Form 8-K
          dated November 22, 1994. (S.E.C. File No. 1-
          2782)

               (3.1) Copy of Restated Articles of
          Incorporation, as amended December 30, 1998.

               (3.2) Copy of Bylaws as amended March
          23, 1992.  Incorporated by reference to
          Exhibit 3-2 to Form 10-K for the year ended
          December 31, 1991. (S.E.C. File No. 1-2782)

               (10.1) License Agreement between the
          Company and RHC Licensing Corporation dated
          June 2, 1992.  Incorporated by reference to
          Exhibit 10.52 to Form 10-K for the year ended
          December 31, 1992. (S.E.C. File No. 1-2782)

               (10.2) License Agreement, dated June 1,
          1992, between the Company and Joan Vass, Inc.
          Incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended December 31, 1992. (S.E.C. File No. 1-2782)

               (10.3) First Interim Extension, dated
          March 29, 1996, to License Agreement, dated
          June 1, 1992, between the Company and Joan
          Vass, Inc.

               (10.4) Second Interim Extension, dated
          September 11, 1996, to License Agreement, dated June 1, 1992, between the Company and Joan Vass, Inc.

               (10.5) Third Interim Extension, dated
          January 31, 1997, to License Agreement, dated
          June 1, 1992, between the Company and Joan
          Vass, Inc.

               (10.6) Fourth Interim Extension, dated
          May 1, 1997, to License Agreement, dated June
          1, 1992, between the Company and Joan Vass,
          Inc.

               (10.7) Fifth Interim Extension, dated
          January 2, 1998, to License Agreement, dated
          June 1, 1992, between the Company and Joan
          Vass, Inc.

               (10.8) Factoring Agreement dated as of
          May 23, 1991 between the Company and BNY
          Financial Corporation, together with BNY
          Financial Corporation General Security
          Agreement, Inventory Security Agreement,
          Equipment Security Agreement, and related documents, all dated as of May 23, 1991 relating to a $60,000,000) credit facility.
          Incorporated by reference to Exhibit 10.10 to Form S-4 Registration Statement filed with the Commission on May 28, 1991. (S.E.C. File
          No. 33-39843)

               (10.9) Factoring Agreement dated as of
          July 25, 1991 between The Shirt Shed, Inc.
          and BNY Financial Corporation. Incorporated by reference to Exhibit 10.1 to Current
          Report on Form 8-K dated July 22, 1991.
          (S.E.C. File No. 1-2782)

               (10.10) General Security Agreement,
          Inventory Security Agreement, Equipment
          Security Agreement, and related documents,
          all dated as of July 25, 1991 between The
          Shirt Shed, Inc. and BNY Financial
          Corporation.   Incorporated by reference to
          Exhibit 10.10 to Form 10-K for the year ended
          December 31, 1991. (S.E.C. File No. 1-2782)

               (10.11) Promissory Note of Signal
          Apparel Company, Inc., for $5,000,000 dated
          as of November 12, 1992, and payable to BNY
          Financial Corporation and related letter
          dated October 15, 1992, canceling the
          Promissory Note for $3,500,000 payable to BNY
          Financial Corporation.   Incorporated by
          reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 1992. (S.E.C.
          File No. 1-2782)

               (10.12) June 12, 1991 Letter Agreement
          to Factoring Agreement dated as of May 23, 1991, between the Company and BNY Financial
          Corporation.  Incorporated by reference to
          Exhibit 10.12 to Form 10-K for the year ended
          December 31, 1991. (S.E.C. File No. 1-2782)

               (10.13) Letter Amendments, dated as of
          July 22, 1991, to Factoring Agreements dated as of (i) May 23, 1991, between the Company and BNY Financial Corporation, and (ii) July
          25, 1991 between The Shirt Shed, Inc. and BNY
          Financial Corporation.  Incorporated by
          reference to Exhibit 10.13 to Form 10-K for the year ended December 31, 1991. (S.E.C.
          File No. 1-2782)

               (10.14) July 25, 1991 Letter Amendments
          to Factoring Agreement dated as of July 25, 1991, between The Shirt Shed, Inc. and BNY
          Financial Corporation.  Incorporated by
          reference to Exhibit 10.14 to Form 10-K for the year ended December 31, 1991. (S.E.C.
          File No. 1-2782)

               (10.15) July 25, 1991 Letter Amendments
          to Factoring Agreements dated as of (i) May
          23, 1991, between the Company and BNY
          Financial Corporation, and (ii) July 25,
          1991, between The Shirt Shed, Inc. and BNY
          Financial Corporation.  Incorporated by
          reference to Exhibit 10.15 to Form 10-K for the year ended December 31, 1991. (S.E.C.
          File No. 1-2782)

               (10.16) Letter Amendment dated as of
          October 23, 1991, to prior Letter Amendment, dated July 25, 1991, to factoring Agreements dated (i) May 23, 1991, between the Company and BNY Financial Corporation, and (ii) July
          25, 1991, between The Shirt Shed, Inc. and
          BNY Financial Corporation. Incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended December 31, 1991. (S.E.C.
          File No. 1-2782)

               (10.17) January 24, 1992 Letter
          Amendment to Factoring Agreements dated as of
          (i) May 23, 1991 between the Company and BNY
          Financial Corporation and (ii) July 25, 1991, between The Shirt Shed, Inc. and BNY
          Financial Corporation.  Incorporated by
          reference to Exhibit 10.14 to Form 10-K for the year ended December 31, 1992. (S.E.C.
          File No. 1-2782)

               (10.18) January 31, 1992 Letter
          Amendment to Factoring Agreement dated as of May 23, 1991, between the Company and BNY
          Financial Corporation.  Incorporated by
          reference to Exhibit 10.18 to Form 10-K for the year ended December 31, 1991. (S.E.C.
          File No. 1-2782)

               (10.19) February 21, 1992 Letter
          Amendments to Factoring Agreements dated as of (i) May 23, 1991, between the Company and
          BNY Financial Corporation, and (ii) July 25,
          1991, between The Shirt Shed, Inc. and BNY
          Financial Corporation.  Incorporated by
          reference to Exhibit 10.19 to Form 10-K for the year ended December 31, 1991. (S.E.C.
          File No. 1-2782)

               (10.20) Guaranty by the Company of
          obligations of The Shirt Shed, Inc. to BNY
          Financial Corporation, dated July 25, 1991.
          Incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended December 31, 1991. (S.E.C. File No. 1-2782)

               (10.21) Guaranty by The Shirt Shed, Inc.
          of obligations of the Company to BNY
          Financial Corporation, dated July 25, 1991.
          Incorporated by reference to Exhibit 10.23 to Form 10-K for the year ended December 31, 1992. (S.E.C. File No. 1-2782)

               (10.22) Execution version (March 27,
          1992) of Letter Amendment dated as of January
          24, 1992 to Factoring Agreements dated as of
          (i) May 23, 1991, between the Company and BNY
          Financial Corporation, and (ii) July 25,
          1991, between The Shirt Shed, Inc. and BNY
          Financial Corporation.  Incorporated by
          reference to Exhibit 10.1 to Form 10.Q for the quarter ended March 31, 1992. (S.E.C.
          File No. 1-2782)

               (10.23) March 20, 1992 Letter Amendment
          to Factoring Agreements dated as of (i) May
          23, 1991, between the Company and BNY
          Financial Corporation, and (ii) July 25,
          1991, between The Shirt Shed, Inc. and BNY
          Financial Corporation.  Incorporated by
          reference to Exhibit 10.2 to Form 10.Q for the quarter ended March 31, 1992. (S.E.C.
          File No. 1-2782)

               (10.24) March 28, 1992 Letter Amendment
          to Factoring Agreements dated as of (i) May
          23, 1991, between the Company and BNY
          Financial Corporation, and (ii) July 25,
          1991, between the Company and The Shirt Shed,
          Inc.  Incorporated by reference to Exhibit
          10.3 to Form 10.Q for the quarter ended March
          31, 1992. (S.E.C. File No. 1-2782)

               (10.25) July 31, 1992 Letter concerning
          Factoring Agreements dated as of (i) May 23,
          1991, between the Company and BNY Financial
          Corporation and (ii) July 25, 1991, between
          The Shirt Shed, Inc. and BNY Financial
          Corporation.  Incorporated by reference to
          Exhibit 10.4 to Form 10.Q for the quarter
          ended September 30, 1992. (S.E.C. File No. 1-
          2782)

               (10.26) November 12, 1992 Letter
          Amendment to Factoring Agreements dated as of
          (i) May 23, 1991, between the Company and BNY
          Financial Corporation and (ii) July 25, 1991, between The Shirt Shed, Inc. and BNY
          Financial Corporation.  Incorporated by
          reference to Exhibit 10.24 to Form 10-K for the year ended December 31, 1992. (S.E.C.
          File No. 1-2782)

               (10.27) March 29, 1993 Letter Amendment
          to Factoring Agreements dated as of (i) May
          23, 1991, between the Company and BNY
          Financial Corporation, and (ii) July 25,
          1991, between The Shirt Shed, Inc. and BNY
          Financial Corporation.  Incorporated by
          reference to Exhibit 10.25 to Form 10-K for the year ended December 31, 1992. (S.E.C.
          File No. 1-2782)

               (10.28) March 1, 1993 Letter concerning
          Factoring Agreements dated as of (i) May 23,
          1991, between the Company and BNY Financial
          Corporation and (ii) July 25, 1991, between
          The Shirt Shed, Inc. and BNY Financial
          Corporation.  Incorporated by reference to
          Exhibit 10.26 to Form 10-K for the year ended
          December 31, 1992. (S.E.C. File No. 1-2782)

               (10.29) May 14, 1993 Letter Amendment to
          Factoring Agreements dated as of (i) May 23,
          1991, between the Company and BNY Financial
          Corporation, and (ii) July 25, 1991, between
          The Shirt Shed, Inc. and BNY Financial
          Corporation.  Incorporated by reference to
          Exhibit 10.1 to Form 10.Q for the quarter
          ended March 31, 1993. (S.E.C. File No. 1-
          2782)

               (10.30) August 12, 1993 Letter Amendment to Factoring Agreements dated as of (i) May
          23, 1991, between the Company and BNY
          Financial Corporation, and (ii) July 25,
          1991, between The Shirt Shed, Inc. and BNY
          Financial Corporation.  Incorporated by
          reference to Exhibit 10.5 to Form 10.Q for the quarter ended June 30, 1993. (S.E.C. File
          No. 1-2782)

               (10.31) November 8, 1993 Waiver
          concerning Factoring Agreements dated as of
          (i) May 23, 1991, between the Company and BNY
          Financial Corporation, and (ii) July 25, 1991 between The Shirt Shed, Inc. and BNY
          Financial Corporation.  Incorporated by
          reference to Exhibit 10.7 to Form 10.Q for the quarter ended September 30, 1993. (S.E.C.
          File No. 1-2782)

               (10.32) Letter Agreement dated as of
          March 31, 1994 to Factoring Agreements dated as of (i) May 23, 1991, between the Company and BNY Financial Corporation, and (ii) July
          25, 1991, between The Shirt Shed, Inc. and
          BNY Financial Corporation. Incorporated by reference to Exhibit 10.28 to Form 10-K for the year ended December 31, 1993. (S.E.C.
          File No. 1-2782)

               (10.33) Subordination Agreement, dated
          March 31, 1994 between the Company, FS Signal
          Associates I and BNY Financial Corporation.
          Incorporated by reference to Exhibit 10.3 to Form 10.Q for the quarter ended March 31, 1994. (S.E.C. File No. 1-2782)

               (10.34) July 14, 1994 Letter Amendment
          to Factoring Agreements dated as of (i) May
          23, 1991 between the Company and BNY
          Financial Corporation and (ii) July 25, 1991, between The Shirt Shed, Inc., and BNY
          Financial Corporation.  Incorporated by
          reference to Exhibit 10.2 to Form 10.Q for the quarter ended June 30, 1994. (S.E.C. File
          No. 1-2782)

               (10.35) July 29, 1994 Letter Amendment
          to Factoring Agreement, dated May 23, 1991 between the Company and BNY Financial
          Corporation, and The Shirt Shed, Inc. as guarantor. Incorporated by reference to
          Exhibit 10.3 to the Form 10.Q for the quarter ended June 30, 1994. (S.E.C. File No. 1-2782)

               (10.36) Promissory Note of the Company
          for $4,157,000 dated July 29, 1994 and
          payable to BNY Financial Corporation.
          Incorporated by reference to Exhibit 10.4 to the Form 10.Q for the quarter ended June 30, 1994. (S.E.C. File No. 1-2782)

               (10.37) Promissory Note of the Company
          for $1,480,000 dated July 29, 1994 and
          payable to BNY Financial Corporation.
          Incorporated by reference to Exhibit 10.5 to the Form 10.Q for the quarter ended June 30, 1994. (S.E.C. File No. 1-2782)

               (10.38) Guaranty by The Shirt Shed, Inc.
          of the obligations of the Company to pay a Promissory Note in the amount of $1,480,000 to BNY Financial Corporation. Incorporated by reference to Exhibit 10.6 to the Form 10.Q for the quarter ended June 30, 1994. (S.E.C.
          File No. 1-2782)

               (10.39) Deed to Secure Debt and Security
          Agreement dated July 29, 1994 between the
          Company and BNY Financial Corporation.
          Incorporated by reference to Exhibit 10.7 to the Form 10.Q for the quarter ended June 30, 1994. (S.E.C. File No. 1-2782)

               (10.40) Real Estate Mortgage, Security
          Agreement, Assignment of Leases and Rents, and Fixture Filing dated July 29, 1994 between the Shirt Shed, Inc. and BNY
          Financial Corporation. Incorporated by
          reference to Exhibit 10.8 to the Form 10.Q for the quarter ended June 30, 1994. (S.E.C.
          File No. 1-2782)

               (10.41) Deed of Trust, Assignment of
          Leases and Security Agreement dated July 29,
          1994 between the Company and BNY Financial
          Corporation. Incorporated by reference to
          Exhibit 10.9 to the Form 10.Q for the quarter ended June 30, 1994. (S.E.C. File No. 1-2782)

               (10.42) Letter Agreement dated September
          1, 1994 between the Company, BNY Financial
          Corporation, FS Signal Associates II and WG
          Trading Co.  Incorporated by reference to
          Exhibit 10.4 to the Form 10.Q for the quarter
          ended September 30, 1994. (S.E.C. File No. 1-
          2782)

               (10.43) November 14, 1994 Letter
          Amendment to Factoring Agreements dated as of
          (i) May 23, 1991 between the Company and BNY
          Financial Corporation and (ii) July 25, 1991 between The Shirt Shed, Inc. and BNY
          Financial Corporation.  Incorporated by
          reference to Exhibit 10.3 to current report on Form 8-K dated November 22, 1994. (S.E.C.
          File No. 1-2782)

               (10.44) November 22, 1994 Letter
          Amendments to Factoring Agreements dated as of (i) May 23, 1991 between the Company and
          BNY Financial Corporation and (ii) July 25,
          1991 between The Shirt Shed, Inc. and BNY
          Financial Corporation.  Incorporated by
          reference to Exhibit 10.4 to current report on Form 8-K dated November 22, 1994. (S.E.C.
          File No. 1-2782)

               (10.45) November 22, 1994 Letter
          Amendments to Factoring Agreements dated as of (i) May 23, 1991 between the Company and
          BNY Financial Corporation; (ii) July 25, 1991 between the Shirt Shed, Inc. and BNY
          Financial Corporation; and (iii) November 22,
          1994 between American Marketing Works, Inc.
          and BNY Financial Corporation. Incorporated by reference to Exhibit 10.7 to current report on Form 8-K dated November 22, 1994.
          (S.E.C. File No. 1-2782)

               (10.46) Pledge Agreement, dated November
          22, 1994, between the Company and BNY
          Financial Corporation re: capital stock of
          The Shirt Shed, Inc. and American Marketing
          Works, Inc. Incorporated by reference to
          Exhibit 10.12 to current report on Form 8-K
          dated November 22, 1994. (S.E.C. File No. 1-
          2782)

               (10.47) Letter Agreement dated March 30,
          1995 amending the Factoring Agreement dated as of May 23, 1991 by and between BNY
          Financial Corp. and the Company waiving
          compliance with certain provisions thereof.
          Incorporated by reference to Exhibit 10.1 to Form 10.Q for the quarter ended June 30, 1995. (S.E.C. File No. 1-2782)

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

               (10.50) Letter Amendment dated March 29,
          1996, amending the Factoring Agreements dated as of May 23, 1991, by and between BNY
          Financial Corp. and the Company, and dated
          July 25, 1991, by and between BNY Financial
          Corp. and Shirt Shed waiving compliance with certain provisions thereof. Incorporated by reference to Exhibit 10.1 to Form 10.Q for the quarter ended March 31, 1996. (S.E.C.
          File No. 1-2782)

               (10.51) Letter Amendment dated April 24,
          1996, amending the Factoring Agreements dated as of May 23, 1991, by and between BNY
          Financial Corp. and the Company, and dated
          July 25, 1991, by and between BNY Financial
          Corp. and Shirt Shed, amending certain
          provisions thereof.  Incorporated by
          reference to Exhibit 10.2 to Form 10.Q for the quarter ended March 31, 1996. (S.E.C.
          File No. 1-2782)

               (10.52) Letter Amendment dated August 9,
          1996, amending the Factoring Agreements dated as of May 23, 1991, by and between BNY
          Financial Corp. and the Company, and dated
          July 25, 1991, by and between BNY Financial
          Corp. and Shirt Shed waiving compliance with certain provisions thereof. Incorporated by reference to Exhibit 10.1 to Form 10.Q for the quarter ended June 30, 1996. (S.E.C. File
          No. 1-2782)

               (10.53) Letter Amendment dated October
          31, 1996, amending the Factoring Agreements dated as of May 23, 1991, by and between BNY
          Financial Corp. and the Company, and dated
          July 25, 1991, by and between BNY Financial
          Corp. and Shirt Shed waiving compliance with certain provisions thereof. Incorporated by reference to Exhibit 10 to Form 10.Q for the quarter ended September 30, 1996. (S.E.C.
          File No. 1-2782)

               (10.54) Letter Amendment dated March 19,
          1997, amending the Factoring Agreements dated as of May 23, 1991, by and between BNY
          Financial Corp. and the Company, and dated
          July 25, 1991, by and between BNY Financial
          Corp. and Shirt Shed waiving compliance with certain provisions thereof. Incorporated by reference to Exhibit 10.54 to Form 10-K for the year ended December 31, 1997. (S.E.C.
          File No. 1-2782)

               (10.55) Letter Amendment dated March 19,
          1997, amending the Factoring Agreements dated as of May 23, 1991, by and between BNY
          Financial Corp. and the Company, and dated
          July 25, 1991, by and between BNY Financial
          Corp. and Shirt Shed waiving compliance with certain provisions thereof. Incorporated by reference to Exhibit 10.54 to Form 10-K for the year ended December 31, 1996. (S.E.C.
          File No. 1-2782)

               (10.56) Waiver Letter, dated as of April
          14, 1997, pertaining to Factoring Agreements dated as of (i) May 23, 1991 between the Company and BNY Financial Corporation and
          (ii) July 25, 1991 between The Shirt Shed,
          Inc. and BNY Financial Corporation.
          Incorporated by reference to Exhibit 10.1 to Form 10.Q for the quarter ended March 31, 1997. (S.E.C. File No. 1-2782)

               (10.57) Letter Amendment dated as of
          August 9, 1997, amending the Factoring
          Agreements dated as of (i) May 23, 1991
          between the Company and BNY Financial
          Corporation and (ii) July 25, 1991 between
          The Shirt Shed, Inc. and BNY Financial
          Corporation.  Incorporated by reference to
          Exhibit 10.1 to Form 10.Q for the quarter ended June 30, 1997. (S.E.C. File No. 1-2782)

               (10.58) Waiver Letter, dated as of
          November 12, 1997, pertaining to Factoring
          Agreements dated as of (i) May 23, 1991
          between the Company and BNY Financial
          Corporation and (ii) July 25, 1991 between
          The Shirt Shed, Inc. and BNY Financial
          Corporation.  Incorporated by reference to
          Exhibit 10.1 to Form 10.Q for the quarter
          ended September 30, 1997. (S.E.C. File No. 1-
          2782)

               (10.59) Amended and Restated Factoring
          Agreement dated as of October 31, 1997, by and between BNY Financial Corp. and the Company.

               (10.60) Forbearance Agreement dated as
          of October 31, 1997, by and between BNY
          Financial Corp., the Company and The Shirt
          Shed, Inc.

               (10.61) Factoring Agreement, dated as of January 30, 1998, by and among Big Ball
          Sports, Inc. and BNY Financial Corporation.

               (10.62) Letter Amendment, dated March
          25, 1998, to Amended and Restated Factoring
          Agreement dated as of October 31, 1997, by and between BNY Financial Corp. and the Company.

               (10.63) Warrant Purchase Agreement,
          dated as of March 1, 1991, between the
          Company, The Shirt Shed, Inc. and Licensing
          Corporation of America. Incorporated by reference to Exhibit 10.25 to Form 10-K for the year ended December 31, 1991. (S.E.C.
          File No. 1-2782)

               (10.64) Warrant No. 002 issued to
          Licensing Corporation of America, covering
          193,386 shares of the Company's Common Stock,
          dated as of July 27, 1991 and expiring July
          22, 2001.  Incorporated by reference to
          Exhibit 10.1 to the Form 10.Q for the quarter
          ended September 30, 1994. (S.E.C. File No. 1-
          2782)

               (10.65) Warrant No. 003 issued to
          Licensing Corporation of America, covering
          38,674 shares of the Company's Common Stock,
          dated as of April 30, 1993 and expiring April
          30, 2003.  Incorporated by reference to
          Exhibit 10.2 to the Form 10.Q for the quarter
          ended September 30, 1994. (S.E.C. File No. 1-
          2782)

               (10.66) Restructuring Agreement, dated
          as of August 13, 1993 by and among the
          Company, FS Signal Associates, and Walsh
          Greenwood & Co. Incorporated by reference to
          Exhibit 10.3 to Form 10.Q for the quarter
          ended September 30, 1993. (S.E.C. File No. 1-
          2782)

               (10.67) Waiver Letter, dated as of June
          12, 1992, pertaining to Credit Agreement dated as of October 23, 1991, as amended, between the Company and FS Signal Associates.
          Incorporated by reference to Exhibit 10.1 to Form 10.Q for the quarter ended September 30, 1992. (S.E.C. File No. 1-2782)

               (10.68) Subordination Agreement, dated
          as of June 12, 1992, between the Company, FS
          Signal Associates and BNY Financial
          Corporation.  Incorporated by reference to
          Exhibit 10.3 to Form 10.Q for the quarter
          ended September 30, 1992. (S.E.C. File No. 1-
          2782)

               (10.69) Subordination Agreement, dated
          March 30, 1994, between the Company, FS
          Signal Associates and BNY Financial
          Corporation.  Incorporated by reference to
          Exhibit 10.47 to Form 10-K for the year ended
          December 31, 1993. (S.E.C. File No. 1-2782)

               (10.70) Promissory Note dated March 31,
          1994 between the Company and FS Signal
          Associates I.  Incorporated by reference to
          Exhibit 10.2 to Form 10.Q for the quarter
          ended March 31, 1994. (S.E.C. File No. 1-
          2782)

               (10.71) Warrant Certificate covering
          2,047,500 shares of Common Stock of the
          Company, issued to FS Signal Associates in connection with the Restructuring Agreement dated as of August 13, 1993. Incorporated by reference to Exhibit 10.4 to Form 10.Q for the quarter ended September 30, 1993. (S.E.C.
          File No. 1-2782)

               (10.72) Warrant Certificate covering
          2,000,000 shares of Common Stock of the
          Company, issued to FS Signal Associates in connection with the Restructuring Agreement dated as of August 13, 1993. Incorporated by reference to Exhibit 10.5 to Form 10.Q for the quarter ended September 30, 1993. (S.E.C.
          File No. 1-2782)

               (10.73) Warrant Certificate dated April
          1, 1994 to purchase 300,000 shares of Common
          Stock of the Company, issued to FS Signal
          Associates I in connection with the
          promissory note dated March 31, 1994.
          Incorporated by reference to Exhibit 10.4 to Form 10.Q for the quarter ended March 31, 1994. (S.E.C. File No. 1-2782)

               (10.74) Warrant Certificate covering
          675,000 shares of Common Stock of the
          Company, issued to Walsh Greenwood in
          connection with the Restructuring Agreement dated as of August 13, 1993. Incorporated by reference to Exhibit 10.6 to Form 10.Q for the quarter ended September 30, 1993. (S.E.C.
          File No. 1-2782)

               (10.75) Warrant Certificate covering
          200,000 shares of Common Stock of the Company issued to Grissanti, Galef & Goldress, Inc.
          in connection with their engagement.
          Incorporated by reference to Exhibit 10.1 to Form 10.Q for the quarter ended September 30, 1993. (S.E.C. File No. 1-2782)

               (10.76) Amendment to Warrant Certificate dated October 18, 1994 reducing the shares issuable from 200,000 to 100,000 to Grisanti, Galef & Goldress, Inc. Incorporated by reference to Exhibit 10.3 to Form 10.Q for the quarter ended September 30, 1994. (S.E.C.
          File No. 1-2782)

               (10.77) Registration Rights Agreement
          dated November 22, 1994, between the Company and Kidd, Kamm Equity Partners, Inc.
          Incorporated by reference to Exhibit 10.2 to current report on Form 8-K dated November 22, 1994. (S.E.C. File No. 1-2782)

               (10.78) Agreement dated May 10, 1995 by
          and between the Company and Sherri Winkler and MW Holdings, Inc. Incorporated by reference to Exhibit 10.4 to Form 10.Q for the quarter ended March 31, 1995 . (S.E.C.
          File No. 1-2782)

               (10.79) Tennessee Deed of Trust and
          Security Agreement dated March 31, 1995
          between the Company and Walsh Greenwood.
          Incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed on May 10, 1995. (S.E.C. File No. 1-2782)

               (10.80) Deed to Secure Debt and Security
          Agreement dated March 31, 1995 between the
          Company and Walsh Greenwood. Incorporated by reference to Exhibit 10.3 to current report on Form 8-K filed on May 10, 1995. (S.E.C.
          File No. 1-2782)

               (10.81) Real Estate Mortgage, Security
          Agreement, Assignment of Lease and Rents and
          Fixture filing dated March 31, 1995 between
          The Shirt Shed and Walsh Greenwood.
          Incorporated by reference to Exhibit 10.4 to current report on Form 8-K filed on May 10, 1995. (S.E.C. File No. 1-2782)

               (10.82) First Amendment dated August 10,
          1995, to Tennessee Deed of Trust and Security
          Agreement dated March 31, 1995, between the
          Company and Walsh Greenwood. Incorporated by reference to Exhibit 10.100 to Form 10-K for the year ended December 31, 1995. (S.E.C.
          File No. 1-2782)

               (10.83) First Amendment dated August 10,
          1995, to Secured Debt and Security Agreement dated March 31, 1995, between the Company and Walsh Greenwood. Incorporated by reference to Exhibit 10.101 to Form
               10-K for the year ended December 31,
          1995. (S.E.C. File No. 1-2782)

               (10.84) First Amendment dated August 10,
          1995, to Real Estate Mortgage, Security
          Agreement, Assignment of Lease and Rents and
          Fixture Filing dated March 31, 1995, between
          The Shirt Shed and Walsh Greenwood.
          Incorporated by reference to Exhibit 10.102 to Form 10-K for the year ended December 31, 1995. (S.E.C. File No. 1-2782)

               (10.85) Reimbursement Agreement and
          related Promissory Note dated January 30,
          1997, among the Company, FS Signal Associates
          Limited Partnership and FS Signal Associates
          II Limited Partnership, concerning renewal and guaranty arrangements with respect to certain letters of credit. Incorporated by reference to Exhibit 10.108 to Form 10-K for the year ended December 31, 1996. (S.E.C.
          File No. 1-2782)

               (10.86) Letter Agreement dated March 27,
          1998 between the Company and WGI, LLC re:
          balance on open debt not to be called before January 1, 1999.

               (10.87) Stock Purchase Agreement, dated
          October 31, 1997, by and among the Company, Lee Ellis and Jimmy Metyko. Incorporated by reference to Exhibit 2-1 to Current Report on Form 8-K dated November 5, 1997. (S.E.C. File
          No. 1-2782)

               (10.88) Stock Purchase Agreement, dated
          October 31, 1997, by and among the Company and Elizabeth Miller. Incorporated by reference to Exhibit 2-2 to Current Report on Form 8-K dated November 5, 1997. (S.E.C. File
          No. 1-2782)

               (10.89) Employment Agreement with Leon
          Ruchlamer dated as of March 27, 1995.
          Incorporated by reference to Exhibit 10.5 to Form 10.Q for the quarter ended March 31, 1995. (S.E.C. File No. 1-2782)

               (10.90) Severance Agreement dated
          November 5, 1995 with Marvin Winkler.
          Incorporated by reference to Exhibit 10.93 to Form 10-K for the year ended December 31, 1995. (S.E.C. File No. 1-2782)

               (10.91) Employment Agreement with Barton
          Bresky, dated January 7, 1997. Incorporated by reference to Exhibit 10.109 to Form 10-K for the year ended December 31, 1996. (S.E.C.
          File No. 1-2782)

               (10.92) Employment Agreement with David
          E. Houseman, dated October 1, 1997.

               (10.93) Employment with John Prutch,
          dated October 2, 1997.

               (21)  List of Subsidiaries

               (23)  Consent of Arthur Andersen LLP,
          Independent Public Accountants

               (27)  Financial Data Schedule




                   SIGNAL APPAREL COMPANY, INC.
                         AND SUBSIDIARIES

         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                      (Dollars in Thousands)

                                               Additions
                                              -----------------
                                  Balance at  Charged to                         Balance
                                  Beginning   Costs and                          at End
                                  of Period   Expense     Other    Deductions   of Period
                                  -----------------------------------------------------
Year ended December 31, 1997
 Deducted from asset accounts:
  Allowance to reduce inventories
   to net realizable value         $ 3,544    $ 4,202        0      $ 3,185     $ 4,561
Allowance for doubtful accounts      1,573        417      859(2)       184(1)    2,665
                                   -------    -------    -----      -------     -------
                                   $ 5,117    $ 4,619    $ 859      $ 3,369     $ 7,226
                                   =======    =======    =====      =======     =======


Year ended December 31, 1996
 Deducted from asset accounts:
  Allowance to reduce inventories
   to net realizable value        $ 3,179    $ 2,355    $          $ 1,990      $ 3,544
  Allowance for doubtful            1,703         55                   185(1)     1,573
    accounts                      -------    -------    -----      -------      -------
                                  $ 4,882    $ 2,410    $          $ 2,175      $ 5,117
                                  =======    =======    =====      =======      =======

Year ended December 31, 1995
 Deducted from asset accounts:
  Allowance to reduce
   inventories to net             $ 5,933    $ 1,804    $          $ 4,558      $ 3,179
   realizable value
  Allowance for doubtful            1,787        264                   348(1)     1,703
   accounts                       -------    -------    -----      -------      -------
                                  $ 7,720    $ 2,068    $          $ 4,906      $ 4,882
                                  =======    =======    =====      =======      =======



(1) Uncollectible accounts written off, net of recoveries.
(2) Represents allowance for doubtful accounts acquired in acquisition.



















                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                    SIGNAL APPAREL COMPANY, INC.
                                    ------------------------------
                                    (Registrant)



 Date: March 25, 1998              /s/ David E. Houseman
      ------------------           ----------------------------
                                   David E. Houseman
                                   Chief Executive Officer,






            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
and Shareholders of Signal Apparel Company, Inc.:


We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Part II, Item 8 of this Form 10-K and have issued our report thereon dated March 27, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. Our report on the consolidated financial statements includes an explanatory paragraph with respect to the Company's ability to continue as a going concern as described in Note 1 to the financial statements. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the audition procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





    /s/Arthur Andersen LLP
    ARTHUR ANDERSEN LLP


Chattanooga, Tennessee
March 27, 1998








                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    SIGNAL APPAREL COMPANY, INC.

    BY /s/ David E. Housemen
    --------------------------
    David E. Houseman
    Chief Executive Officer

Date: March 31, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below or on counterparts thereof by the following person on behalf of the registrant in the capacities and on the dates indicated.

Name                    Capacity                  Date
----                    --------                  ----

/s/ Dave E. Houseman    Chief Executive Officer    March 31, 1998
--------------------                               --------------
David E. Houseman

/s/ James V. Elkins     Controller                 March 31, 1998
-------------------                                --------------
James V. Elkins

/s/ Jacob B. Feigenbaum Director                   March 31, 1998
---------------------                              --------------
Jacob Feigenbaum

/s/ Paul R. Greenwood   Director                   March 31, 1998
---------------------                              --------------
Paul Greenwood

/s/ John W. Prutch      Director                   March 31, 1998
---------------------                              --------------
John Prutch

/s/ Leon Ruchlamer      Director                   March 31, 1998
---------------------                              --------------
Leon Ruchlamer

/s/ Stephen Walsh       Director                   March 31, 1998
---------------------                              --------------
Steve Walsh

/s/ Thomas A. McFall    Director                   March 31, 1998
---------------------                              --------------
Thomas McFall