Form 10-K/A
period 1997-12-31
SIGNAL APPAREL COMPANY INC
filed 1998-04-30
CIK 105107

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------
                                   FORM 10-K/A
                                 AMENDMENT NO. 1
(Mark One)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the Fiscal Year Ended December 31, 1997

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                For the transition period from _______ to _______

                           Commission File No. 1-2782

                          SIGNAL APPAREL COMPANY, INC.
             (Exact name of Registrant as specified in its charter)

                  Indiana                                       62-0641635
          (State of Incorporation)                           (I.R.S. Employer
                                                          Identification Number)

200 Manufacturers Road, Chattanooga, Tennessee                    37405
  (Address of principal executive offices)                     (zip code)

Registrant's telephone number, including area code (423) 266-2175
Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
              Title of each class                          on which registered
     Common Stock: Par value $.01 a share                New York Stock Exchange

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days.                      Yes __X__ No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to
this Form 10-K/A.                                                            [_]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant: $4,948,685, calculated by using the closing price on the New York Stock Exchange on April 20, 1998 of the Company's Common stock, and excluding common shares owned beneficially by directors and officers of the Company, and by certain other entities, who may be deemed to be "affiliates", certain of whom disclaim such status.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                              Outstanding as of April 20, 1998
           -----                              --------------------------------
Common Stock, $.01 par value                          32,661,460 shares

The registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1997, which was filed with the Commission on March 31, 1998:

Part III, Item 10:

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors

The following is a list of the names, ages, positions held with the Company and business experience during the past five years of all directors:

                                                                                           Year First
                                                   Business Experience                      Became a
Name and Address             Age                    and Directorships                       Director
----------------             ---                   -------------------                     ----------
Jacob I. Feigenbaum          50     President  of  Miracle  Suit by Swim  Shaper  since       1994
c/o Miracle Suit                    February  1996;  President  and  owner  of  Sea  Q.
1411 Broadway, 30th                 America,  August 1994 to 1996;  President  of Robby
  Floor                             Len Swimwear  division of Apparel America,  1980 to
New York, NY  10018                 1994.

Paul R. Greenwood            51     Managing  General Partner of Walsh Greenwood & Co.,       1990
One East Putnam Ave.                a broker-dealer  engaged in effecting  transactions
Greenwich, CT  06830                in securities for others and for its own account.

David E. Houseman            57     Chief  Executive  Officer  since  September  1997;        1997
200-A Manufacturers                 President  from  August  1997 to  September  1997;
  Road                              Chief   Operating   Officer  and  Chief  Financial
Chattanooga,TN 37405                Officer  since June 1997;  Senior  Vice  President
                                    Finance  and  Chief  Financial  Officer  of  Bayer
                                    Clothing Group, Inc., April 1993 to June 1997.

                                                                                           Year First
                                                   Business Experience                      Became a
Name and Address             Age                    and Directorships                       Director
----------------             ---                   -------------------                     ----------
Thomas A. McFall             44     Chairman,  Weatherly  Financial  Companies,  since        1997
950 Lakeview Pkwy.                  1984.
Vernon Hills, IL
  60061



John W. Prutch               45     President  of  the  Company   since  October  1997;       1997
1088 National Pkwy.                 President,    GIDI   Holdings,   Inc.,   imprinted
Schaumburg, IL 60173                activewear   manufacturer,   from   July  1994  to
                                    October 1997;  President,  Merchant  Capital Group,
                                    Ltd., 1984 to January 1993.

Leon Ruchlamer               68     Vice  Chairman  of  the  Board  of  Directors  from       1995
200-A Manufacturers                 August 1995 to December 1997;  President,  February
  Road                              1995 to August 1995;  Consultant within apparel and
Chattanooga,TN  37405               textile industry, 1992 to January 1995.

Stephen Walsh                53     Chariman of the Board of Directors since September        1990
3333 New Hyde Park                  1997;  General  Partner of Walsh  Greenwood & Co.,
  Road                              broker-dealer engaged in effecting transactions in
North Hills, NY                     securities for others and for its own account.
 11040

     The information set forth above with respect to the principal occupation or employment of each nominee during the past five years has been furnished to the Company by the respective director.

     Pursuant to an agreement among the Company and certain shareholders (WGI, LLC, FS Signal Associates, L.P. and FS Signal Associates II, L.P.), FS Signal Associates, L.P. and FS Signal Associates II, L.P., together, have the right until 2001 to nominate two directors to be included in the slate of nominees. As of the date of this Report, neither FS Signal Associates, L.P. nor FS Signal Associates II, L.P. has exercised this right by nominating any individuals for election to the Board of Directors.

     Pursuant to an agreement between the Company and Weatherly Financial, the Company will use its best efforts to cause two (2) persons selected by Weatherly Financial (which persons shall be reasonably acceptable to the Company) to be nominated by the Company's Board of Directors for election as directors of the Company at the Company's Annual Meetings until 1999 or the termination of said agreement, whichever is sooner. Messrs. McFall and Prutch were nominated as directors at the 1997 Annual Meeting pursuant to this agreement.

     The Board of Directors held six meetings in 1997.

Executive Officers

The following is a list of the names, ages, positions with the Company and business experience during the past five years of the executive officers of the
Company:

Name                        Age           Office and Business Experience
----                        ---           ------------------------------
David E. Houseman            57     Director;   Chief  Executive  Officer  since
                                    September 1997; Chief Operating  Officer and
                                    Chief  Financial  Officer  since  June 1997;
                                    President  from  August  1997  to  September
                                    1997;  Senior  Vice  President  Finance  and
                                    Chief  Financial  Officer of Bayer  Clothing
                                    Group, Inc., April 1993 to June 1997.

Leslie W. Levy               60     Vice  President of the Company and President
                                    of the Heritage Sportswear business unit of the Company since 1977.

Robert J. Powell             49     Vice  President  of  Licensing  and  General
                                    Counsel  since  September  1992;   Secretary
                                    since  January  1993;   Vice   President  of
                                    International  and  Domestic   Licensing  of
                                    Champion   Products,   Inc.,   May  1990  to
                                    September   1992;    General   Counsel   and
                                    Secretary of Champion  Products,  Inc., June
                                    1987 to September 1992.

John W. Prutch               45     President  since  October  1997;  President,
                                    GIDI Holdings, Inc., imprinted activewear manufacturer, July 1994 to October 1997;
                                    President,  Merchant  Capital  Group,  Ltd.,
                                    1984 to January 1993.

Officers are elected annually and serve at the pleasure of the Board of Directors. There is no family relationship between any of the above executive officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 and regulations of the Securities and Exchange Commission thereunder require the Company's executive officers and directors and persons who own more than ten percent of the Company's Common Stock, as well as certain affiliates of such persons, to file initial reports of ownership and monthly transaction reports covering any changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. Executive officers, directors and persons owning more than ten percent of the Company's Common Stock are required by Securities and Exchange Commission regulations to furnish the Company with copies of all such reports they file. Based solely on its review of the copies of such reports received by it and written representations that no other reports were required for those persons, the Company believes that during 1997 all filing requirements applicable to its executive officers, directors and owners of more then ten percent of the Company's Common Stock were complied with, except for one late filing by each of Messrs. Prutch, Ruchlamer, Feigenbaum, and McFall, and by each of Walsh Greenwood & Co., WG Partners, L.P., WG Trading Company Limited Partnership, FS Signal Associates, L.P. and FS Signal Associates II, L.P., and two late filings by each of WGI, LLC. and Messrs. Walsh and Greenwood.

Part III, Item 11:

EXECUTIVE COMPENSATION

Set forth below is a summary of the annual and long-term compensation paid by the Company for each of the last three fiscal years to: (i) Barton J. Bresky, the Company's Chief Executive Officer from December 6, 1996 until August 20, 1997 (ii) David E. Houseman, Chief Executive Officer since September 1997, and
(iii) the Company's other four most highly compensated executive officers serving as of December 31, 1997 (the "Named Executives").

                           SUMMARY COMPENSATION TABLE

                                                             Annual Compensation
                                                  -----------------------------------------
                                                                                                    Long-Term
                                                                                                   Compensation
                                                                                                       Awards
                                                                                                   ------------
                                                                                  Other              Securities           All
                                                                                  Annual             Underlying          Other
      Name and Principal                          Salary          Bonus        Compensation         Options/SARs      Compensation
          Position                 Year             ($)            ($)              ($)               (#)(2)              (3)
----------------------------------------------------------------------------------------------------------------------------------
Barton J. Bresky, ...........      1997           223,383           --              --                265,000             7,378
 President and Chief ........      1996           108,608           --            40,092                 --               7,273
 Executive Officer ..........      1995              --             --              --                   --                --
 (until August 1997)

David E. Houseman, ..........      1997            90,805           --           104,226(1)           300,000               562
 Chief Executive ............      1996              --             --              --                   --                --
 Officer,  ..................      1995              --             --              --                   --                --
 Chief Operating
 Officer, and Chief
 Financial Officer

Robert J. Powell, ...........      1997           180,418           --              --                150,000             4,868
  Vice President ............      1996           185,000           --              --                   --               5,645
  and Secretary .............      1995           191,125           --              --                 50,000             5,595

John W. Prutch, .............      1997            31,705           --              --                150,000                87
 President (since ...........      1996              --             --              --                   --                --
 October 1997) ..............      1995              --             --              --                   --                --

Leslie W. Levy, .............      1997           145,192           --              --                   --              12,514
 Vice President .............      1996           145,000           --              --                   --               9,062
 and President, .............      1995           145,000           --              --                   --               8,872
 Heritage Sportswear
 Division

NOTES TO SUMMARY COMPENSATION TABLE

(1) $100,475 of this amount consisted of moving and temporary living expenses and related reimbursements.

(2) Reflects the number of shares of the Company's Common Stock subject to options granted to the Named Executive Officers for the periods presented.

(3) These amounts include the portion of life insurance premiums paid by the Company that represents term life insurance on each of the Named Executives. In 1997, these amounts were as follows: Mr. Bresky, $4,242; Mr. Houseman, $562; Mr. Powell, $1,117;Mr. Prutch, $87; and Mr. Levy, $9,547. All other amounts represent Company matching contributions to a 401(k) plan maintained by the Company for the accounts of the Named Executives. In 1997, these amounts were as follows: Mr. Bresky, $3,136; Mr. Houseman, none; Mr. Powell, $3,751; Mr. Prutch, none; and Mr. Levy, $2,967.

     The table below sets forth certain information concerning grants of options during the year ended December 31, 1997, to the Company's Named Executives. The plan does not provide for the granting of stock appreciation rights.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                             Individual Grants
                                       ----------------------------                                   Potential Realizable Value
                                                        % of Total                                    at Assumed Annual Rates of
                                                          Options                                      Stock Price Appreciation
                                                        Granted to      Exercise or                        for Option Term*
                                         Options       Employees In      Base Price     Expiration    --------------------------
Name                                   granted (#)      Fiscal Year      ($/Share)         Date         5%($)          10%($)
--------------------------------------------------------------------------------------------------------------------------------
Barton J. Bresky(1)                     250,000            10.01%        $  2.375         3/03/02      $164,042       $362,490
                                         15,000              0.6%           2.375         8/21/02         Nil            Nil

David E. Houseman(2)                    300,000            14.02%           2.50          6/02/02         Nil            Nil

Robert J. Powell(3)                     150,000             6.01%           2.375         3/03/02        98,425        217,494

John W. Prutch(4)                       150,000             6.01%           2.375        10/02/02         Nil           66,509

Leslie W. Levy                             --                 --               --            --           --             --

* The dollar gains under these columns result from calculations assuming 5% and 10% growth rates as required by the Securities and Exchange Commission and are not intended to forecast future price appreciation of Company Common Stock. The gains reflect a future value based upon growth at these prescribed rates.

(1) Options with respect to 250,000 shares were issued under the Company's 1985 Stock Option Plan as a component of Mr. Bresky's compensation, with an exercise price equal to the market price on the date of grant. Under the original terms of this grant, options with respect to 83,333 such shares vested two years after the date of grant and the remaining 166,667 options vested three years after the date of grant. Options with respect to 15,000 additional shares were issued pursuant to the Amendment to Employment Agreement dated August 21, 1997, exercisable one year after the date of grant with an exercise price that was $1.4375 above the market price on the date of grant. Pursuant to the August 1997 Amendment to Mr. Bresky's Employmet Agreement, vesting of the original options for 250,000 shares was accellerated to March 2, 1998.

(2) Options were issued to induce Mr. Houseman to accept employment with the Company, with 200,000 options vesting two years after the date of the grant and the remaining 100,000 options vesting three years after the date of grant. The options were issued with an exercise price that was $1.125 above the market price on the date of grant.

(3) Options were issued under the Company's 1985 Stock Option Plan as a component of Mr. Powell's compensation. Options with respect to 100,000 shares vest two years after the date of grant and the remaining 50,000 options vest three years after the date of grant. The options were issued with an exercise price that was equal to the market price on the date of grant.

(4) Options were issued to induce Mr. Prutch to accept employment with the Company, 2/3 of the options vest two years after the date of grant and the remaining 1/3 of the options vest three years after the date of grant. The options were issued with an exercise price that is subject to adjustment and was $.625 above the market price on the date of grant.

The following table provides information about options held by the Named Executives. The 1985 Stock Option Plan does not provide for the granting of stock appreciation rights.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                                   Number of
                                                                                   Securities               Value of
                                                                                   Underlying               Unexercised
                                                                                   Unexercised              In-the-Money
                                                                                   Options/SARs at          Options/SARs at
                                                                                   FY-End (#)               FY-End($)(1)

                                 Shares Acquired             Value                 Exercisable/             Exercisable/
Name                             on Exercise (#)          Realized ($)             Unexercisable            Unexercisable
----                             ----------------         ------------             -------------            -------------
Barton J. Bresky                       --                     --                  250,000 exer./                 --
                                                                                   15,000 unexer.                --

David E. Houseman                      --                     --                      0 exer./                   --
                                                                                  300,000 unexer.                --
Robert J. Powell
                                       --                     --                  125,000 exer./                 --
                                                                                  150,000 unexer.                --
John W. Prutch
                                       --                     --                      0 exer./                   --
                                                                                  150,000 unexer.                --
Leslie W. Levy
                                       --                     --                  30,000 exer./                  --
                                                                                      0 unexer.                  --

(1) Value of unexercised in-the-money options based on a fair market value of a share of the Company's Common Stock of $1.25 as of December 31, 1997. Based on such value, none of the options held by any of the Named Executives were "in-the-money" at December 31, 1997.

Directors' Compensation

     Directors who are not employees of the Company are paid (i) $4,000 for each Board meeting attended in person up to a maximum of $20,000 per year and (ii) $500 for each Board committee meeting attended in person or telephonically.

Employment Agreements

     David E. Houseman is employed as the Company's Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. Pursuant to the terms of his employment agreement, which commenced June 2, 1997, Mr. Houseman's base salary is $175,000 during the first year of the agreement (June 2, 1997 to June 1, 1998), $200,000 during the second year of the agreement and $225,000 during the third year of the agreement, with the right to participate in the Company's bonus plan and receive an annual bonus of up to 50% of his base salary (with a minimum bonus payment of $75,000 guaranteed after the first year of employment). As a further inducement to employment, the Company agreed to reimburse certain additional expenses related to Mr. Houseman's relocation to the Company's corporate offices in Chattanooga. The Company also granted Mr. Houseman (i) options to purchase 300,000 shares of the Company's Common Stock and (ii) warrants to purchase 50,000 shares of the Company's Common Stock, both at an exercise price of $2.50 per share ($1.125 above the market price on the date of grant). The warrants were immediately exercisable and the options vest at the rate of 200,000 shares two years from the date of grant, and 100,000 shares three years from the date of grant. All such warrants and options expire five years from the date of grant. The shares subject to the warrants and options granted to Mr. Houseman represent approximately three percent of the Company's outstanding shares of Common Stock on the date of grant, and the Company has agreed that upon the issuance of additional shares of Common Stock by the Company (other than to Mr. Houseman), the Company shall issue to Mr. Houseman options and/or warrants to purchase additional shares of Common Stock such that the total number of shares subject to options and/or warrants held by Mr. Houseman shall always equal a minimum of three percent of the outstanding shares of the Company's Common Stock. Any such additional options or warrants shall expire five years from the date of grant, shall have a vesting schedule similar to his initial options/warrants and shall have an exercise price equal to the market price on the date of grant. Additionally, Mr. Houseman is entitled to participate in all other incentive bonus, stock option, savings and retirement programs and benefit programs maintained for the Company's executive officers from time to time. In the event that Mr. Houseman's employment is terminated for cause or, under certain circumstances, Mr. Houseman voluntarily terminates his employment, the Company shall pay Mr. Houseman (or his legal representative) only those amounts of compensation attributable to periods prior to the termination. If the termination is for cause, all outstanding stock options held by Mr. Houseman shall expire. If Mr. Houseman voluntarily terminates his employment, all options vested as of the date of termination shall expire ninety days after the date of termination. In the event that Mr. Houseman's employment is terminated without cause (as defined in his employment agreement), and if such termination of employment occurs before June 1, 1999, then Mr. Houseman shall be entitled to payments equal to either one year's base salary or his base salary through June 1, 1999, whichever is greater. Furthermore, all unvested options or warrants shall become proportionately exercisable based upon the number of months Mr. Houseman has been employed by the Company relative to the vesting schedule of such options or warrants. Any vested Incentive Stock Options will expire three months from the date of termination, and any vested Non-Incentive Stock Options or warrants will expire one year from the date of termination. In addition, Mr. Houseman will be paid a pro-rata share of any annual bonus otherwise payable based upon the number of complete months he has been employed during that fiscal year. In the event that Mr. Houseman's employment is terminated without cause (as defined in his employment agreement), and if such termination of employment occurs after June 1, 1999 but prior to June 2, 2000, then Mr. Houseman will be entitled to one year's base salary. Any vested Incentive Stock Options will expire three months from the date of termination, and any vested Non-Incentive Stock Options or warrants will expire one year from the date of termination. In addition, Mr. Houseman will be paid a pro-rata share of any annual bonus otherwise payable based upon the number of complete months he has been employed during that fiscal year. Mr. Houseman's employment agreement expires on June 1, 2000.

     John W. Prutch is employed as the Company's President. Pursuant to the terms of his employment agreement, which commenced October 2, 1997, Mr. Prutch's base salary is $150,000 with the right to receive an annual bonus. As a further inducement to employment, the Company granted Mr. Prutch options pursuant to the Company's 1985 Stock Option Plan to purchase 150,000 shares of the Company's Common Stock at an exercise price of $2.375 per share, subject to adjustment ($.625 above the market price on the date of grant), with such options vesting at the rate of 100,000 shares two years after the date of grant and the remaining 50,000 shares three years after the date of grant. All such options expire five years from the date of grant. Additionally, Mr. Prutch is entitled to participate in all other incentive bonus, stock option, savings and retirement programs and benefit programs maintained for the Company's executive officers from time to time. In the event that Mr. Prutch's employment is terminated for cause or, under certain circumstances, Mr. Prutch voluntarily terminates his employment, the Company shall pay Mr. Prutch (or his legal representative) only those amounts of compensation attributable to periods prior to the termination. If the termination is for cause, all outstanding stock options held by Mr. Prutch shall expire. If Mr. Prutch voluntarily terminates his employment, all options vested as of the date of termination shall expire ninety days after the date of termination. In the event that Mr.

Prutch's employment is terminated without cause (as defined in his employment agreement then he will be entitled to payments equal to one year's base salary. Furthermore, all unvested options shall become immediately exercisable. Any vested Incentive Stock Options will expire three months from the date of termination, and any vested Non-Incentive Stock Options will expire one year from the date of termination.

     Barton J. Bresky was employed as President and Chief Executive Officer of the Company from December 6, 1996, until his resignation on August 20, 1997. Pursuant to the terms of his employment agreement, Mr. Bresky was paid an annual base salary of $250,000. Pursuant to the terms of the Amendment to Employment Agreement dated August 21, 1997, by and between the Company and Mr. Bresky, Mr. Bresky will receive severance payments equal to one year's salary, his health benefits will be continued until August 19, 1998, vesting of optons previously granted with respect to 250,000 shares of the Company's Common Stock was accellerated to March 2, 1998 and he received an option to purchase up to 15,000 shares of the Company's Common Stock at an exercise price of $2.375 per share, vesting August 21, 1998 and exercisable until August 21, 2002.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Jacob I. Feigenbaum, Paul R. Greenwood and Stephen Walsh are the current members of the Board's Compensation Committee.

     Effective March 31, 1995, the Company entered into a credit agreement (the "WGI Credit Agreement") with Walsh Greenwood & Co. ( "Walsh Greenwood"), an entity in which Paul R Greenwood is a general partner. Under the WGI Credit Agreement, Walsh Greenwood lent the Company $15,000,000 for a three-year term. The terms of the WGI Credit Agreement initially included: (i) a maximum borrowing of $15,000,000; (ii) the issuance to Walsh Greenwood of warrants to purchase 1,500,000 shares of the Company's Common Stock at $2.25 per share, which warrants vested on the basis of 100,000 warrants for each $1,000,000 drawn and which are exercisable for three years from vesting (the "Fixed Rate Warrants"); (iii) the issuance to Walsh Greenwood of warrants to purchase 1,500,000 shares of the Company's Common Stock at a 25% discount to the 20 day average trade price in December 1996, which warrants vested upon the commitment by Walsh Greenwood of the full amount of the credit and which are exercisable for three years beginning January 1, 1997 at a price (pursuant to such terms) of approximately $2.42 per share (the "Discount Rate Warrants"); (iv) antidilution provisions and registration rights for all such warrants no more favorable than the equivalent provisions in other outstanding warrants issued to principal shareholders of the Company, except that the registration rights included three demand registrations; (v) stated interest upon the outstanding balance of the credit at the rate of 25% per annum; (vi) all borrowings were secured by a security interest in all assets of the Company then pledged to two other lenders, subordinate to the security interests of such lenders; and (vii) all borrowings could be used only for working capital and could not be used to repay any principal of any bank debt. The WGI Credit Agreement also contained certain covenants regarding the operation of the Company's business, including limitations on investments and incurring additional indebtedness and required compliance with all of the financial covenants contained in the Company's factoring agreement with its senior lender, BNY Financial Corporation (the "Senior Lender"). All indebtedness under the WGI Credit Agreement was subordinated to the Company's obligations to its Senior Lender.

     As additional conditions to the foregoing extension of credit, Walsh Greenwood required the Company and FS Signal to enter into a contemporaneous agreement (the "Preferred Stock Agreement") pursuant to which, among other things: (i) FS Signal and Walsh Greenwood (as the holders of all of the Company's outstanding preferred stock) agreed to forego accrual of all future dividends from January 1, 1995, until the principal and interest of all borrowings under the WGI Credit Agreement were paid in full; (ii) FS Signal and Walsh Greenwood granted the Company the right, after repayment of a $6,500,000 NationsBank loan pertaining to the Company's 1994 acquisition of American Marketing Works, Inc. (the "AMW Loan," which was subsequently purchased from NationsBank by Walsh Greenwood) and the borrowings under the WGI Credit Agreement, to redeem the outstanding shares of preferred stock with shares of its Common Stock valued for such purpose at $7.00 per share, which right of redemption extended until June 30, 1998; and (iii) FS Signal granted Walsh Greenwood the right to require FS Signal to transfer to Walsh Greenwood, for use as consideration in the exercise of warrants to purchase the Company's Common Stock, up to $3,375,000 in stated value of Series C Signal Preferred Stock held by FS Signal.

     Effective August 10, 1995, Walsh Greenwood and the Company agreed to increase the principal amount available under the WGI Credit Agreement to $20 million. In consideration of this additional extension of credit, the Company issued to Walsh Greenwood an additional 500,000 Fixed Rate Warrants and an additional 500,000 Discount Rate Warrants. All Fixed Rate Warrants and all Discount Rate Warrants have vested and are presently exercisable. Effective September 25, 1997, Walsh Greenwood exercised its right under the Preferred Stock Agreement, by notice to FS Signal, to require FS Signal to transfer $3,375,000 in stated value of the Company's Series C Preferred Stock to Walsh Greenwood, for use as consideration in the exercise of warrants. In October 1997, the WGI Credit Agreement and all warrants issued pursuant thereto were assigned to WGI, an affiliate of Walsh Greenwood. Subsequently, effective November 7, 1997, WGI exercised warrants to acquire an aggregate of 4,630,000 additional shares of Common Stock, using the $3,375,000 of Series C Preferred Stock transferred by FS Signal to exercise warrants to acquire 1,500,000 shares at a price of $2.25 per share and extinguishing $9,452,120 of debt owed by the

Company under the WGI Credit Agreement to exercise: (i) warrants to acquire an additional 500,000 shares at a price of $2.25 per share; (ii) warrants to acquire an additional 2,000,000 shares at a price of approximately $2.42 per share (such warrants having an exercise price set at a 25% discount to the 20-day average trading price for the Common Stock on the NYSE in December 1996);
(iii) warrants to acquire an additional 300,000 shares at a price of $7.625 per share; and (iv) warrants to acquire an additional 300,000 shares at a price of $7.06 per share. WGI thereby increased its aggregate ownership of the Company's Common Stock from 3,977,349 shares (34.35% of the total outstanding shares) to 8,607,349 shares (50.44% of the total outstanding shares).

     From June 1996 through December 1997, the Company incurred additional indebtedness to WGI for funds advanced in an aggregate amount of $31,544,000, bringing the Company's total indebtedness to WGI (including accrued interest thereon) to approximately $49,995,000 as of December 1997. These funds were advanced to the Company on an "as needed" basis with the understanding that the additional indebtedness would be documented on the same terms as the existing WGI Credit Agreement. Additionally, as of December 31, 1996, the Company had not made all interest payments required by the WGI Credit Agreement and had breached the financial covenants specified by the agreement. In March 1997, Walsh Greenwood agreed to waive those conditions. Finally, in connection with the Company's October 31, 1997 amendment and restatement of the factoring agreement with its Senior Lender (and pursuant to a separate reimbursement agreement between the Company and WGI), Walsh Greenwood deposited $15,000,000 of collateral with BNY in support of a portion of the Company's borrowing base under the facility. As an inducement to Walsh Greenwood to provide such additional funding to the Company, and in connection with such waiver and collateral deposit, the Company issued warrants to Walsh Greenwood to purchase up to 4,500,000 additional shares of the Company's Common Stock at an exercise price of $1.75 per share (the approximate market price on the date of grant). Using a formula vesting such warrants at the rate of 100,000 shares for each $1,000,000 of additional funding (as under the WGI Credit Agreement), these warrants vested as to all 4,500,000 shares upon issuance. All of such warrants have antidilution provisions and registration rights no more favorable than the equivalent provisions in other outstanding warrants issued to principal shareholders of the Company, except that the registration rights shall include three demand registrations.

     At the 1997 Annual Meeting of the Company, the Shareholders approved a plan for restructuring the Company's debt and preferred stock (the "Restructuring Plan"). The Restructuring Plan included certain provisions negotiated between the Company and WGI as well as the Company's exercise (as described below) of certain of its rights under the Preferred Stock Agreement. Pursuant to the agreement between the Company and WGI concerning the Restructuring Plan, the Company applied $20,000,000 of increased funding available under the amended and restated factoring agreement with its Senior Lender to retire the entire balance due under the AMW Loan (which had been purchased by WGI) and to reduce its outstanding indebtedness under the WGI Credit Agreement. The Restructuring Plan also provided for: (i) amendment of all remaining outstanding warrants held by WGI (covering a total of 345,000 shares with an exercise price of $7.06 per share) to reset the exercise price of such warrants to $1.75 per share (approximately equal to the then current market price); (ii) issuance to WGI of 8,000,000 shares of Common Stock valued at approximately $1.98 per share (a premium of approximately 13% over the then current market price) in payment for $15,831,950 of the remaining subordinated debt then owed by the Company to WGI (representing a discount on the debt repayment of $1,831,950, which equaled the net economic benefit of repricing the WGI warrants); and (iii) conversion of both the remaining outstanding balance of such debt (approximately $24,930,400 including accrued interest) and the $20,513,958.31 in stated value (plus accumulated dividends) of Series C Preferred Stock held by WGI into a total of approximately 454.444 shares of a new Series F Preferred Stock, stated value $100,000 per share.

     The new Series F Preferred Stock accrues cumulative undeclared dividends at the rate of 9% per annum. These dividends are payable in cash when declared. The Series F Preferred Stock is not convertible into Common Stock or into any other security issued by the Company, and does not have any mandatory redemption or call features.

     In addition to the transactions described above between the Company and WGI, the Restructuring Plan involved the exercise by the Company of its right under the Preferred Stock Agreement to redeem all of the remaining outstanding shares (including accumulated dividends) of the Company's Series A Preferred Stock and Series C Preferred Stock with shares of Common Stock valued for such purpose at $7 per share. WGI held 177.969 shares of the Company's Series C Preferred Stock at the time of said redemption.

     Stephen Walsh and Paul R. Greenwood, directors of the Company and members of the Compensation Committee and the Executive Committee of the Board of Directors, are the managers of WGI.


Part III, Item 12:

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the Company's equity securities as of April 20, 1998, by each shareholder that the Company knows to own beneficially more than 5% of the issued and outstanding shares of the Company's Common Stock, director of the Company, Named Executive (as defined herein) and by the directors and Named Executives of the Company as a group.

                                                                        Amount and Nature
            Name and Address of                    Title                   of Beneficial              Percent
             Beneficial Owner                     of Class                 Ownership(1)               of Class
             ----------------                     --------                 ------------               --------
FS Signal Associates, L.P.; FS Signal          Common Stock                 15,987,502                  43.2%
Associates II, L.P.; FS Signal, Inc.; and      $.01 par value
Kevin S. Penn, as a group
65 E. 55th St., 18th Floor
New York, New York 10022(2)

Kevin S. Penn                                  Common Stock                 15,987,502                  43.2%
65 E. 55th St., 18th Floor                     $.01 par value
New York, New York 10022(2)

FS Signal, Inc.                                Common Stock $.01            15,687,502                  42.7%
65 E. 55th St., 18th Floor                     par value
New York, New York 10022(2)(3)

FS Signal Associates, L.P.                     Common Stock                  5,380,013                  16.1%
c/o Kenneth Musen                              $.01 par value
157 Church Street, Box 426
New Haven, Connecticut 06502(2)(4)

FS Signal Associates II, L.P.                  Common Stock                 10,307,489                  28.7%
c/o Kenneth Musen                              $.01 par value
157 Church Street, Box 426
New Haven, Connecticut 06502 (2)(5)


WGI, LLC                                       Common Stock                 21,452,349                  57.2%
One East Putnam Avenue                         $.01 par value
Greenwich, Connecticut 06830 (6)
                                               Series F
                                               Preferred Stock
                                               $100,000 stated                 454.444                   100%
                                               value

                                                                        Amount and Nature
            Name and Address of                    Title                   of Beneficial              Percent
             Beneficial Owner                     of Class                 Ownership(1)               of Class
             ----------------                     --------                 ------------               --------
Jacob I. Feigenbaum                            Common Stock                       --                      --
                                               $.01 par value

Paul R. Greenwood (6)                          Common Stock                 21,452,349                  57.2%
                                               $.01 par value

                                               Series F
                                               Preferred Stock
                                               $100,000 stated                 454.444                   100%
                                               value


Leon Ruchlamer (7)                             Common Stock                    100,000                    *
                                               $.01 par value


Stephen Walsh (6)                              Common Stock                 21,452,349                  57.2%
                                               $.01 par value

                                               Series F
                                               Preferred Stock
                                               $100,000 stated                 454.444                   100%
                                               value



David E. Houseman (8)                          Common Stock                     55,000                     *
                                               $.01 par value

Barton J. Bresky (7)                           Common Stock                    250,000                     *
                                               $.01 par value

                                                                        Amount and Nature
            Name and Address of                    Title                   of Beneficial              Percent
             Beneficial Owner                     of Class                 Ownership(1)               of Class
             ----------------                     --------                 ------------               --------
Leslie W. Levy (9)                             Common Stock                     40,278                     *
                                               $.01 par value

Tom McFall                                     Common Stock                     --                        --
                                               $.01 par value

Robert J. Powell (7)                           Common Stock                    125,000                     *
                                               $.01 par value

John W. Prutch                                 Common Stock                     --                        --
                                               $.01 par value

All directors and executive                    Common Stock                 21,772,627                  57.6%
officers as a group                            $.01 par value
[9 individuals] (10)
                                               Series F
                                               Preferred Stock
                                               $100,000 stated                 454.444                   100%
                                               value

----------
*    Less than 1%

NOTES TO TABLE OF BENEFICIAL OWNERSHIP

(1) As of April 20, 1998, the Company had issued and outstanding 32,661,460 shares of Common Stock, 454.444 shares of Series F Preferred Stock. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security, or if a person has the right to acquire either voting power or investment power over such security through the exercise of an option or the conversion of another security within 60 days. More than one person may be a beneficial owner of the same security, and a person may be deemed to be a beneficial owner of securities as to which he has no personal economic interest or which he may not vote. In the case of persons who hold options or warrants to purchase shares of Common Stock that are exercisable either immediately or within 60 days of April 20, 1998, the shares of Common Stock represented thereby have been treated as outstanding for purposes of calculating the ownership totals and percentages (and the percentage of voting power) for only the persons holding such options and warrants, and have not otherwise been treated as outstanding shares.

(2) FS Signal Associates, L.P. ("FS Signal"); FS Signal Associates II, L.P. ("FS Signal II"); FS Signal, Inc. ("FSSI"); and Kevin S. Penn ("Penn") have filed a report, as a group, on Schedule 13D disclosing their various relationships. Such persons may be deemed to be a group for purposes of the beneficial ownership of the securities disclosed in the table, although they disclaim membership in a group. The 15,987,502 shares of Common Stock include (i) 4,645,013 shares of Common Stock held directly by FS Signal;
     (ii) 6,994,989 shares of Common Stock held directly by FS Signal II; (iii) warrants held directly by FS Signal to acquire 735,000 shares of Common Stock; (iv) warrants held directly by FS Signal II to acquire 3,312,500 shares of Common Stock; and (v) warrants held directly by Penn to acquire 300,000 shares of Common Stock. The reporting persons may be deemed to be members of a group and, accordingly, could each be deemed to have beneficial ownership (by virtue of Rule 13(d)-5) of all shares of Common Stock held directly by the various members of the group. Except as disclosed herein, no other entity or person that may be deemed to be a member of the group holds direct beneficial ownership of such Common Stock. Penn is the President of FSSI, which is the general partner of both FS Signal and FS Signal II. Both FS Signal and FS Signal II are limited partnerships. Pursuant to both the bylaws of FSSI and an understanding among the limited partners of FS Signal and FS Signal II, Penn, as President of FSSI, has the sole voting and investment power over the securities held by both limited partnerships.

(3) As the general partner of both FS Signal and FS Signal II, FSSI may be deemed to be the beneficial owner of (i) 4,645,013 shares of Common Stock held directly by FS Signal; (ii) 6,994,989 shares of Common Stock held directly by FS Signal II; (iii) warrants held directly by FS Signal to acquire 735,000 shares of Common Stock; and (iv) warrants held directly by FS Signal II to acquire 3,312,500 shares of Common Stock. Kevin S. Penn ("Penn") is the President of FSSI. Pursuant to both the bylaws of FSSI and an understanding among the limited partners of FS Signal and FS Signal II, Penn, as President of FSSI, has the sole voting and investment power over the securities held by both limited partnerships.

(4) FS Signal, a Connecticut limited partnership, owns directly (i) 4,645,013 shares of Common Stock and (ii) warrants to acquire 735,000 shares of Common Stock. Kevin S. Penn, in his capacity as President of FS Signal, Inc., the general partner of FS Signal, may be deemed to own beneficially all shares of Common Stock and Series C Preferred Stock held by FS Signal.

(5) FS Signal II, a Connecticut limited partnership, owns directly (i) 6,994,989 shares of Common Stock and (ii) warrants to acquire 3,312,500 shares of Common Stock. Kevin S. Penn, in his capacity as the President of FS Signal, Inc., the general partner of FS Signal II, may be deemed to own beneficially all shares of Common Stock, Series A Preferred Stock and Series C Preferred Stock held by FS Signal II.

(6) WGI, LLC ("WGI"), a New York limited liability company, owns directly (i) 16,607,349 shares of Common Stock; (ii) warrants to acquire a total of 4,845,000 shares of Common Stock; and (iii) 454.444 shares of Series F Preferred Stock. WGI's managers, Stephen Walsh and Paul R. Greenwood, may be deemed to share the power to vote and direct the disposition of the shares of Common Stock, the warrants to purchase Common Stock and the shares of Series F Preferred Stock beneficially owned by WGI.

(7) The beneficial ownership reported for Messrs. Ruchlamer, Bresky and Powell represents options that are immediately exercisable to acquire shares of Common Stock, which were issued pursuant to the Company's 1985 Stock Option Plan.

(8)  This figure  includes  presently  exercisable  warrants  to acquire  50,000 shares of Common Stock which were issued pursuant to Mr. Houseman's Employment Agreement.

(9) This figure includes presently exercisable options to acquire 30,000 shares of Common Stock which were issued under the Company's 1985 Stock Option Plan.

(10) This figure includes shares for which indirect beneficial ownership may be attributed to certain directors of the Company, as discussed in Note (6) above. The figure includes warrants to acquire 4,895,000 shares of Common Stock and options to acquire 255,000 shares of Common Stock. All such warrants and options are immediately exercisable and, consequently, have been treated as outstanding shares of Common Stock for calculations of share ownership and voting power for the group of directors and executive officers. See Note (1) above.

Part III, Item 13:

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Effective May 9, 1997, the Company entered into an agreement with Weatherly Financial ("Weatherly"), pursuant to which Weatherly was engaged to act as financial advisor to the Company on an exclusive basis with respect to evaluating, pricing, negotiating and closing mergers and acquisitions and other investments and arranging financing on the Company's behalf (the "Weatherly Agreement"). The Weatherly Agreement has a term of two years, subject to the Company's right to terminate the agreement upon ninety days' prior written notice at any time after May 9, 1998. The agreement provides that, subject to its fiduciary duties, the Company will use its best efforts to cause two (2) persons selected by Weatherly (which persons shall be reasonably acceptable to the Company) to be nominated by the Company's Board of Directors for election as directors of the Company at the Company's Annual Meetings throughout the term of the Agreement. Messrs. McFall and Prutch were nominated for election (and subsequently elected) to the Company's Board of Directors at the 1997 Annual Meeting pursuant to the terms of the Weatherly Agreement.

     The Weatherly Agreement provides that Weatherly will receive a base monthly fee of $5,000 in performing such services for the Company. It also provides for a fee of up to 10% of the gross proceeds of capital raising transactions consummated with Weatherly's assistance. If Weatherly acts as a "finder" in connection with any merger, consolidation, reorganization or other similar transaction, Weatherly's fee will be determined in accordance with a sliding scale based on the size of the transaction, but limited to a maximum of 10% of the total transaction value and subject to reduction by the amount of any compensation that Weatherly may be entitled to receive from any other party as a result of any such transaction. The Weatherly Agreement also provides for additional compensation to Weatherly in the form of warrants which vest based upon the achievement of certain targeted improvements in the Company's operations as a result of acquisitions consummated with Weatherly's assistance. These targets consist of increasing the Company's annual net sales by $50,000,000 and increasing its annual pre-tax profits by $5,000,000. The Agreement provides that Weatherly will initially receive warrants exercisable for a period of 7 years from May 9, 1997 to purchase a number of shares of Common Stock representing 3% of the total number of outstanding shares of such stock on a fully-diluted basis at an exercise price of $2.50 per share. These warrants vest in full if the Company realizes the targeted increases by May 9, 2000, and vest in proportion to actual improvements achieved if the targets are not fully met by such date. Additional warrants may be issued to Weatherly upon the consummation of any merger or acquisition transaction consummated by the Company with Weatherly's assistance, pursuant to a detailed formula prescribed in the Agreement. In no event, however, may the aggregate number of warrants issued pursuant to the Weatherly Agreement exceed 10% of the Company's outstanding shares of Common Stock on a fully-diluted basis.

     When the Weatherly Agreement was executed, all of the parties thereto anticipated that John W. Prutch, in his capacity as an associate of Weatherly, would play a significant role in performing the services to be provided to the Company by Weatherly and, in such capacity, would receive a significant portion of the compensation payable under the Weatherly Agreement. In connection with Mr. Prutch's subsequent employment as President of the Company effective October 2, 1997, the Company and Weatherly agreed that Mr. Prutch shall be entitled to receive one-half of the compensation (including both cash payments and issuance of warrants) otherwise payable to Weatherly under the terms of the Weatherly Agreement.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SIGNAL APPAREL COMPANY, INC.


                                        By:  /s/ Robert J. Powell
                                             ---------------------------
                                             Robert J. Powell
                                             Vice President and
                                             Secretary

Date: April 30, 1998