Form 10-Q
period 1998-03-31
SIGNAL APPAREL COMPANY INC
filed 1998-05-15
CIK 105107

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended April 4, 1998 or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to _____________

                          Commission file number 1-2782

                          SIGNAL APPAREL COMPANY, INC.
             (Exact name of registrant as specified in its charter)

            Indiana                                              62-0641635
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

200A Manufacturers Road, Chattanooga, Tennessee                    37405
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

                                                  Yes _X_      No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                    Outstanding at April 29, 1998
           -----                    -----------------------------
       Common Stock                      32,636,547 shares

PART I  -  FINANCIAL INFORMATION
Item 1. Financial Statements
                          SIGNAL APPAREL COMPANY, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)

                                                                    April 4,     Dec. 31,
                                                                     1998         1997
                                                                   ---------    ---------
                  Assets
Current Assets:
      Cash & cash equivalents                                      $      10    $     384
      Receivable, less allowance for doubtful                          4,630        3,203
        accounts of $2,786 in 1998 and $2,665 in 1997
      Note receivable                                                    446          500
      Inventories                                                     10,636       10,390
      Prepaid expenses and other                                         734          531
                                                                   ---------    ---------
                                                                      16,456       15,008
Property, plant and equipment, net                                     5,600        6,045
Goodwill, less accumulated amortization
  of 147 in 1998 and 56 in 1997                                        4,741        4,832
Debt issuance cost, net                                                3,518        3,716
Other assets                                                              59           59
                                                                   ---------    ---------
           Total assets                                            $  30,374    $  29,660
                                                                   =========    =========
                  Liabilities and Shareholders' Equity (Deficit)
Current Liabilities:
      Accounts payable                                             $   2,455    $   2,577
      Accrued liabilities                                              6,313        6,617
      Accrued interest                                                 2,069        1,603
      Current portion of long-term debt                                6,503        7,110
      Revolving advance account                                       40,835       40,457
                                                                   ---------    ---------
           Total current liabilities                                  58,175       58,364
                                                                   ---------    ---------
Long-term debt, principally from
      related parties                                                 17,337       12,580
                                                                   ---------    ---------

Shareholders' Equity (Deficit):
      Common stock                                                       325          325
      Preferred stock                                                 44,316       44,316
      Additional paid-in capital                                     160,399      160,399
      Accumulated deficit                                           (249,061)    (245,207)
      Treasury shares (at cost)                                       (1,117)      (1,117)
                                                                   ---------    ---------
Total shareholders' equity (deficit)                                 (45,138)     (41,284)
                                                                   ---------    ---------
                  Total liabilities and
                    shareholders' equity (deficit)                 $  30,374    $  29,660
                                                                   =========    =========

See accompanying notes to consolidated condensed financial statements.

                          SIGNAL APPAREL COMPANY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (In Thousands Except Per Share Data)
                                   (Unaudited)

                                                          Three Months Ended
                                                        April 4,       March 31,
                                                         1998            1997
                                                       --------        --------
Net sales                                              $ 11,561        $ 10,366
Cost of sales                                             8,507           8,546
                                                       --------        --------
         Gross profit                                     3,054           1,820
Royalty expense                                             797             861
Selling, general and administrative
  expenses                                                5,008           2,704
Interest expense                                          1,549           3,486
Other (Income)/expenses, net                               (446)            109
                                                       --------        --------
Loss before income taxes                                 (3,854)         (5,340)
Income taxes                                               --
                                                       --------        --------
Net loss                                               $ (3,854)         (5,340)
                                                       ========        ========

Basic/diluted net loss per share                       $   (.12)       $   (.46)
                                                       ========        ========
Weighted average shares outstanding                      32,621          11,578
                                                       ========        ========

See accompanying notes to consolidated condensed financial statements.

                          SIGNAL APPAREL COMPANY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                           Three Months Ended
                                                           April 4,   March 31,
                                                             1998        1997
                                                           -------    -------
Operating Activities:
       Net loss                                            $(3,854)   $(5,340)
       Adjustments to reconcile net loss to
         net cash used in operating activities:
              Depreciation and amortization                    783        329
              (Gain) loss on disposal of equipment            (439)       (48)
              Changes in operating assets
                and liabilities:
                    Receivable                              (1,427)    (1,196)
                    Inventories                               (246)     2,341
                    Prepaid expenses and other assets         (203)       (15)
                    Accounts payable and accrued
                    liabilities                                 40        488
                                                           -------    -------
                           Net cash used in operating
                             activities                     (5,346)    (3,441)
                                                           -------    -------
Investing Activities:
       Purchases of property, plant and
         equipment                                             (88)       (27)
       Proceeds from notes receivable                           54
       Proceeds from the sale of property,
         plant and equipment                                   478         46
                                                           -------    -------
                           Net cash provided by
                             investing activities              444         19
                                                           -------    -------
Financing Activities:
       Net increase/(decrease) in revolving
              advance account                                  378     (1,198)
       Borrowings from related party                         4,950      5,385
       Principal payments on borrowings                       (800)      (503)
                                                           -------    -------
                           Net cash provided by
                             financing activities            4,528      3,684
                                                           -------    -------
(Decrease)/increase in cash                                  (374)       262
Cash and cash equivalents at beginning of period              384      1,713
                                                           -------    -------
Cash and cash equivalents at end of period                $    10    $ 1,975
                                                           =======    =======

See accompanying notes to consolidated condensed financial statements.

                          SIGNAL APPAREL COMPANY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The accompanying consolidated condensed financial statements have been prepared on a basis consistent with that of the consolidated financial statements for the year ended December 31, 1997. The accompanying financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of the Company, necessary to present fairly the financial position of the Company as of April 4, 1998 and December 31, 1997 and its results of operations and cash flows for the three months ended April 4, 1998 and March 31, 1997. These consolidated condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

2. The results of operations for the three months ended April 4, 1998 are not necessarily indicative of the results to be expected for the full year.

3.   Inventories consisted of the following:

                                                     April 4,     December 31,
                                                       1998           1997
                                                     -------        -------
                                                     (Dollars in thousands)

     Raw materials and supplies                      $ 1,288        $ 1,238
     Work in process                                   1,626          1,032
     Finished goods                                    7,722          8,120
                                                     -------        -------
                                                     $10,636        $10,390
                                                     =======        =======

4. Pursuant to the terms of various license agreements, the Company is obligated to pay future minimum royalties of approximately $.5 million in 1998.

5. During the three months ended April 4, 1998 Signal was advanced approximately an additional $5.0 million by WGI, LLC and certain of its affiliates (collectively, "WGI"), a principal shareholder, bringing the Company's total indebtedness to WGI for funds advanced to approximately

     $16.2 as of the end of the quarter. Based on negotiations with WGI, the Company is accruing interest on such indebtedness at a rate of 10% per annum and expects that these advances will be documented as a loan with interest payable on such basis and with payment of principal due more than twelve months after April 4, 1998. Accordingly, this indebtedness is classified as long term debt in the accompanying financial statements.

6. The computation of basic net loss per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share would also include common share equivalents outstanding. Due to the Company's net loss for all periods presented, all common stock equivalents would be anti-dilutive to basic earnings per share.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Net sales of $11.6 million for the quarter ended April 4, 1998 represent an increase of $1.2 million or 12% from the $10.4 million in net sales for the corresponding period of 1997. This increase is comprised of a $1.5 million increase in screenprinted products, a $.6 million increase in women's fashion knitwear, offset by a $.9 million reduction in undecorated activewear.

Sales of screenprinted products were $7.7 million for the quarter ended April 4, 1998 versus $6.2 million for the corresponding period of 1997. The increase was the result of the inclusion of Big Ball Sports, Inc., Print The Planet, Inc. (collectively "Big Ball") and G.I.D.I. Holdings, Inc. doing business as Grand Illusion Sportswear, Inc. ("Grand Illusion"). As of March 31, 1998, Big Ball Sports, Inc. and Print the Planet, Inc. were merged as Big Ball Sports, Inc.

Sales of women's fashion knitwear increased 22% to $3.4 million for the quarter ended April 4, 1998 as compared to $2.8 million for the corresponding period of 1997. The $.6 million sales increase was composed of a $2.8 million increase in unit volume offset by a $2.2 million reduction due to reduced average selling price. The reduction in average selling price was due to a combination of product mix and unit selling price changes. The sales price reduction was the primary factor increasing the sales unit volume.

Gross profit was $3.1 million (26% of sales) for the quarter ended April 4, 1998 compared to $1.8 million (18% of sales) for the corresponding period in 1997. The margin improvement was primarily the result of the inclusion of Big Ball and Grand Illusion in 1998.

Royalty expense related to licensed product sales was 7% of sales for the quarter ended April 4, 1998 compared to 8% for the corresponding period of 1997. This decrease was primarily caused by an decrease in the percentage of licensed versus non-licensed sales. Selling, general and administrative (SG&A) expenses were 43% of sales for the quarter ended April 4, 1998 and 26% of sales for corresponding period of 1997. Actual SG&A expense increased $2.3 million, with $1.5 million being attributable to Big Ball and Grand Illusion, .3 million for legal and professional and .2 million for amortization of debt issuance cost.

FINANCIAL CONDITION

Additional working capital was required in the first quarter of 1998 to fund the continued losses, payment of a portion of the purchase price for Big Ball, and payments of principal on the Company's long-term debt to its secured lenders. The Company's need was met through several transactions with the Company's principal shareholders and the senior lender. During the first quarter of fiscal 1998, the Company received an additional $5.0 million (approximately) in advances from WGI, a principal shareholder, bringing the Company's total indebtedness to WGI for funds advanced to approximately $16.2 million as of the end of the quarter. Based on negotiations with WGI, the Company is accruing interest on such indebtedness at a rate of 10% per annum and expects that these advances will be documented as a loan with interest payable on such basis and with payment of principal due more than twelve months after April 4, 1998. Accordingly, this indebtedness is classified as long term debt in the accompanying financial statements. At April 4, 1998, the Company had overadvance borrowings of approximately $35.9 million with its senior lender compared to $34.0 million at December 31, 1997.

The Company's working capital deficit at April 4, 1998 decreased $1.6 million or 3.8% compared to year end 1997. The decrease in working capital deficit was primarily due to increases in inventory ($.2 million), accounts receivable ($1.4 million), and prepaid expenses ($.2 million), and decreases in accounts payable ($.1 million), accrued liabilities ($.3 million), and current portion of long-term debt ($.6 million) which were partially offset by a decrease in cash ($.3 million), an increase in accrued interest ($.5 million) and an increase in borrowings under the revolving advance account ($.4 million).

Accounts receivable increased $1.4 million or 44.6% over year-end 1997. The increase was primarily a result of the additional receivables from increased sales for Big Ball and Grand Illusion and the timing of payments from the senior lender on factored receivables.

Inventories increased $.2 million or 2.4% compared to year-end 1997. Inventories increased as a result of increased purchases to have the proper product mix for seasonally stronger, second quarter tee shirt sales.

Total current liabilities decreased $.2 million or .3% over year-end 1997, primarily due to decreases in the current portion of long-term debt ($.6 million), accounts payable ($.1 million), and accrued liabilities ($.3 million) offset by an increase in accrued interest ($.5 million) and the revolver balance ($.4 million).

Cash used in operations was $5.3 million during the first three months of 1998 compared to $3.4 million used in operating activities during the same period in 1997. The net loss of $3.9 million, increases in accounts receivable ($1.4 million) and a gain on disposal of equipment ($.4 million) were the primary uses of funds in the first three months of 1998. Primary items partially offsetting the uses of funds were depreciation and amortization ($.8 million).

Commitments to purchase equipment totaled approximately $.4 million at April 4, 1998. During 1998, the Company anticipates capital expenditures of approximately $.9 million.

Cash provided by financing activities was $4.5 million for the first three months of 1998. The Company borrowed approximately $5.0 million from WGI, LLC. This was partially offset by principal payments on borrowings of $.8 million.

The revolving advance account increased $.4 million from $40.4 million at year-end 1997 to $40.8 million at April 4, 1998. Under the current financing arrangement with its senior lender the Company's total outstanding obligations cannot exceed the lower of $55.0 million or the borrowing base as defined. At April 4, 1998, the borrowing base was $4.9 million. Therefore, approximately
$35.9 million was overadvanced under the revolving advance account. The overadvance is secured by treasury bills pledged by a principal shareholder, and in part, by the guarantee of two principal shareholders.

Interest expense for the quarter ended April 4, 1998 was $1.5 million compared to $3.5 million for the same period in 1997. Total outstanding debt averaged
$62.5 million and $71.0 million for the first three months of 1998 and 1997,respectively, with average interest rates of 9.9% and 19.6%.

The Company also uses letters of credit to support foreign and some domestic sourcing of inventory and certain other obligations. Outstanding letters of credit were $1.2 million at April 4, 1998 (excluding collateral of $2.0 million pledged to the senior lender in the form of a standby letter of credit).

Total Shareholders' Deficit increased $3.9 million compared to year-end 1997.

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

As of March 31, 1998, the Company's senior lender waived certain covenant violations (pertaining to cumulative pre-tax operating earnings) under the Company's amended and restated factoring agreement. Nevertheless, on the basis of such violations (which could also serve as a basis for the senior lender enforcing its remedies under defaults preserved from the Company's prior factoring agreement), all of the Company's long-term debt owed to the senior lender at April 4, 1998 was subject to accelerated maturity and, as such, has been classified as a current liability in the consolidated balance sheets. If the senior lender were to accelerate the maturity of such debt, the Company would not have funds available to repay the debt.

If the Company's sales and profit margins do not substantially improve in the near term, the Company will be required to seek additional capital in order to continue its operations and to move forward with the Company's turnaround plans, which include seeking appropriate additional acquisitions. To obtain such additional capital and such financing, the Company may be required to issue additional securities that may dilute the interests of its stockholders. At the end of fiscal 1997, the

Company implemented a restructuring plan for its preferred equity and the majority of its subordinated indebtedness (following approval by shareholders of the issuance of Common Stock in connection therewith), which resulted in a significant increase in the Company's overall equity as well as a significant reduction in the Company's level of indebtedness and ongoing interest expense. Although management believes that the restructuring has enhanced the Company's opportunities for obtaining the needed funding, no assurance can be given that any such additional financing will be available to the Company on commercially reasonable terms or otherwise. If the Company's sales and profit margins do not significantly improve and additional funds cannot be raised as needed, the Company will not be able to continue as a going concern.

Part II. OTHER INFORMATION

Items 1-5

Not Required

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  (10.1) Waiver Letter, dated as of May 13, 1998, pertaining to the Amended and Restated Factoring Agreement dated as of October 31, 1997 between the Company and BNY Financial Corporation.

                  (27)  Financial Data Schedule

         (b)      Reports on Form 8-K:

                  None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SIGNAL APPAREL COMPANY, INC.
                                      ------------------------------
                                                (Registrant)




Date: May   , 1998                    /s/ David E. Houseman
         ----------------             ------------------------------
                                      David E. Houseman
                                      Chief Executive Officer and
                                      Chief Financial Officer



Date: May   , 1998                    /s/ John W. Prutch
         ----------------             ------------------------------
                                      John W. Prutch
                                      President

                          SIGNAL APPAREL COMPANY, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1997
                                  EXHIBIT INDEX

Exhibit No.
per Item 601                                                   Sequential
of Reg. S-K      Description of Exhibit                         Page No.
------------     ----------------------                        ----------

(10.1)           Waiver Letter, dated as of
                 May 13, 1998, pertaining to
                 the Amended and Restated
                 Factoring Agreement dated as of
                 October  31,  1997  between
                 the  Company and BNY
                 Financial Corporation.

(27)             Financial Data Schedule