Form 10-Q
period 1998-07-04
SIGNAL APPAREL COMPANY INC
filed 1998-08-17
CIK 105107

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 1998 or

[ ]  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________________ to_____________________

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

                       Yes _X_          No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                    Outstanding at August 4, 1998
          --------                   ----------------------------
        Common Stock                      32,636,547 shares

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                          SIGNAL APPAREL COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                  July 4,     Dec. 31,
                                                                   1998         1997
                                                                ---------    ---------
            Assets
Current Assets:
     Cash & cash equivalents                                    $      20    $     384
     Receivables, less allowance for doubtful                       5,054        3,203
       accounts of $1331 in 1998 and $2,665 in 1997
     Note receivable                                                  384          500
     Inventories                                                   12,557       10,390
     Prepaid expenses and other                                       596          531
                                                                ---------    ---------
                                                                   18,611       15,008
Property, plant and equipment, net                                  5,128        6,045
Goodwill, less accumulated amortization
  of $192 in 1998 and $56 in 1997                                   4,640        4,832
Debt issuance costs, net                                            3,320        3,716
Other assets                                                           59           59
                                                                ---------    ---------
         Total assets                                           $  31,758    $  29,660
                                                                =========    =========
            Liabilities and Shareholders' Equity (Deficit)
Current Liabilities:
     Accounts payable                                           $   4,664    $   2,577
     Accrued liabilities                                            5,382        6,617
     Accrued interest                                               2,630        1,603
     Current portion of long-term debt                              6,302        7,110
     Revolving advance account                                     42,464       40,457
                                                                ---------    ---------
         Total current liabilities                                 61,442       58,364
                                                                ---------    ---------
Long-term debt, principally from
     related parties                                               19,575       12,580
                                                                ---------    ---------

Shareholders' Equity (Deficit):
     Common stock                                                     325          325
     Preferred stock                                               44,316       44,316
     Additional paid-in capital                                   160,399      160,399

     Accumulated deficit                                         (253,182)    (245,207)
     Treasury shares (at cost)                                     (1,117)      (1,117)
                                                                ---------    ---------
Total shareholders' equity (deficit)                              (49,259)     (41,284)
                                                                ---------    ---------
         Total liabilities and
           shareholders' equity (deficit)                       $  31,758    $  29,660
                                                                =========    =========

See accompanying notes to financial statements.

                          SIGNAL APPAREL COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands Except Per Share Data)
                                   (Unaudited)

                                       Three Months Ended      Six Months Ended
                                       July 4,    June 30,    July 4,     June 30,
                                        1998       1997        1998        1997
                                      --------    --------    --------    --------
Net sales                             $ 12,483    $ 11,891    $ 24,044    $ 22,257
Cost of sales                            9,472       8,375      17,979      16,921
                                      --------    --------    --------    --------
   Gross profit                          3,011       3,516       6,065       5,336
Royalty expense                          1,059       1,651       1,856       2,512
Selling, general and administrative
  expenses                               4,494       3,108       9,502       5,812
Interest expense                         1,669       3,713       3,218       7,199
Other (income)/expenses, net               (90)        653        (536)        762
                                      --------    --------    --------    --------
Loss before income taxes                (4,121)     (5,609)     (7,975)    (10,949)
Income taxes                                --          --          --          --
                                      --------    --------    --------    --------
Net loss                              $ (4,121)   $  5,609    $ (7,975)   $(10,949)
                                      ========    ========    ========    ========

Basic/diluted net loss per share      $   (.13)   $   (.48)   $   (.24)   $   (.95)
                                      ========    ========    ========    ========
Weighted average shares outstanding     32,662      11,578      32,641      11,578
                                      ========    ========    ========    ========

See accompanying notes to financial statements.

                          SIGNAL APPAREL COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                       (Unaudited) Six Months Ended

                                                           July 4,      June 30,
                                                            1998         1997
                                                          --------     --------
Operating Activities:

   Net loss                                               $ (7,975)    $(10,949)
                                                          --------     --------
      Adjustments to reconcile net loss to
        net cash used in operating activities:
           Depreciation and amortization                     1,397          639
           (Gain) loss on disposal of equipment               (609)         482
           Changes in operating assets
             and liabilities:
                 Receivables                                (1,851)      (3,273)
                 Inventories                                (2,167)       2,437
                 Prepaid expenses and other assets             (65)        (157)
                 Accounts payable and accrued
                 liabilities                                 1,879        2,160
                                                          --------     --------
                      Net cash used in operating
                        activities                          (9,391)      (8,661)
                                                          --------     --------
Investing Activities:
      Purchases of property, plant and
        equipment                                             (158)         (58)
      Proceeds from notes receivable                           116           --
      Proceeds from the sale of property,
        plant and equipment                                    875          456
                                                          --------     --------
                      Net cash provided by
                        investing activities                   833          398
                                                          --------     --------
Financing Activities:
      Net increase/(decrease) in revolving
           advance account                                   2,007         (748)
      Borrowings from related party                          7,350        8,878
      Principal payments on borrowings                      (1,163)      (1,335)
                                                          --------     --------
                      Net cash provided by
                        financing activities                 8,194        6,795
                                                          --------     --------
Decrease in cash                                              (364)      (1,468)
Cash and Cash equivalents at beginning of period               384        1,713
                                                          --------     --------
Cash and Cash equivalents at end of period                $     20     $    245
                                                          ========     ========

See accompanying notes to financial statements.

                          SIGNAL APPAREL COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The accompanying consolidated condensed financial statements have been prepared on a basis consistent with that of the consolidated financial statements for the year ended December 31, 1997. The accompanying financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of the Company, necessary to present fairly the financial position of the Company as of July 4, 1998 and its results of operations and cash flows for the three and six months ended July 4, 1998 and June 30, 1997. These consolidated condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

2. The results of operations for the six months ended July 4, 1998 are not necessarily indicative of the results to be expected for the full year.

3.   Inventories consisted of the following:

                                                    July 4,        December 31,
                                                     1998             1997
                                                    -------        ------------
                                                         (In thousands)
Raw materials and supplies                          $ 1,176          $ 1,238
Work in process                                       3,558            1,032
Finished goods                                        7,823            8,120
                                                    -------          -------

                                                    $12,557          $10,390
                                                    =======          =======


4. Pursuant to the terms of various license agreements, the Company is obligated to pay future minimum royalties of approximately $.4 million in 1998.

5. During the three months ended July 4, 1998, Signal was advanced approximately an additional $2.4 million (bringing the year to date total to $7.4 million) by WGI, LLC and certain of its affiliates (collectively, "WGI"), a principal shareholder, bringing the Company's total indebtedness to

     WGI for funds advanced to approximately $18.6 million as of the end of the quarter. Based on negotiations with WGI, (as described in footnote #7) the Company is accruing interest on such indebtedness at a rate of 10% per annum. This debt is classified as long term debt in the accompanying financial statements.

6. The computation of basic net loss per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share would also include common share equivalents outstanding. Due to the Company's net loss for all periods presented, all common stock equivalents would be anti-dilutive to basic earnings per share.


7. At the 1997 Annual Meeting, the Company's Shareholders approved a plan for restructuring the Company's then-outstanding preferred stock and the majority of its subordinated debt (the "Restructuring Plan"). In connection with the implementation of the Restructuring Plan (which was effective December 30, 1997), the Company had agreed with one of its principal shareholders, WGI, LLC, that all funds advanced to the Company by WGI after August 21, 1997 (which indebtedness was not part of the Restructuring Plan) would be documented in the form of a new Credit Agreement with interest payable quarterly at a rate of 10% per annum and with other terms to be agreed upon between the Company and WGI. As of August 10, 1998, the Company was indebted to WGI in an aggregate principal amount of $19,360,000 pursuant to such advances.

     On August 10, 1998, the Company's Board of Directors approved a new Credit Agreement between the Company and WGI, to be effective as of May 8, 1998 (the "WGI Credit Agreement"), pursuant to which WGI will lend the Company up to $25,000,000 for a three-year term ending May 8, 2001. Additional material terms of the WGI Credit Agreement are as follows: (i) a maximum borrowing of $25,000,000, which shall be available to the Company in increments of $100,000 or any integral multiple of $5,000 in excess of $100,000; (ii) the issuance to WGI of warrants to purchase up to 5,000,000 shares of the Company's Common Stock at $1.75 per share, which warrants vest on the basis of 200,000 warrants for each $1,000,000 increase in the maximum aggregate principal indebtedness outstanding at any one time over the life of the agreement, are exercisable for three years from vesting, and have registration rights no more favorable than the equivalent provisions in the currently outstanding warrants issued to principal shareholders of the Company, except that such rights include three demand registrations (3,892,000 of such warrants would be treated as having vested based on the Company's maximum aggregate borrowings as of the date hereof);
     (iii) all borrowings are secured by a security interest in all of the Company's assets (except for the assets of its Heritage division and certain former plant locations which are currently held for sale), subordinate to the security interests of the Company's senior lender; and
     (iv) all borrowings may be used for any purpose approved by the Company's directors and executive officers, including repayment of any other existing indebtedness of the Company. In addition to the terms described above, the Warrants issued in connection with the WGI Credit Agreement will contain antidilution provisions which provide that the number of shares subject to such Warrants shall be adjusted in connection with any future issuance of the Company's Common Stock (or of other securities exercisable for or convertible into Common Stock) such the aggregate number of shares issued or issuable subject to these Warrants will always represent ten percent (10%) of the total number of shares of the Company's Common Stock on a fully diluted basis.

     Stephen Walsh, Chairman and Chief Executive Officer of the Company, and Paul R. Greenwood, a director of the Company, are the managers of WGI. Accordingly, pursuant to the requirements of New York Stock Exchange rules, the Warrants to be issued as described above in connection with the WGI Credit Agreement will be subject to approval by the Company's shareholders at its 1998 Annual Meeting.

     Additionally, as previously disclosed, the Company had entered into an agreement with Weatherly Financial ("Weatherly"), effective May 9, 1997, pursuant to which Weatherly was engaged to act as financial advisor to the Company on an exclusive basis with respect to evaluating, pricing, negotiating and closing mergers and acquisitions and other investments and arranging financing on the Company's behalf (the "Weatherly Agreement"). The Weatherly Agreement had a term of two years, subject to the Company's right to terminate the agreement upon ninety days' prior written notice after May 9, 1998. Weatherly was to be compensated for these services through (i) a $5,000 base monthly fee and (ii) prescribed additional success fees for completed financing or acquisition transactions arranged with Weatherly's assistance. In addition, Weatherly was granted Warrants, effective May 9, 1997, to purchase 805,000 shares of the Company's Common Stock at $2.50 per share in connection with such services, which warrants vested upon achievement of certain objectives with respect to the Company's business performance and were part of a complex overall arrangement that also included additional warrant opportunities. Subject to its fiduciary duties, the Company also agreed to use its best efforts to cause two (2) persons selected by Weatherly to be nominated for election to the Company's Board of Directors at each annual shareholders meeting throughout the term of the Agreement.

     When the Weatherly Agreement was executed, all of the parties thereto anticipated that Thomas A. McFall and John W. Prutch, in their capacities as associates of Weatherly, would play a significant role in performing the services to be provided to the Company by Weatherly and, in such capacity, would receive a significant portion of the compensation payable under the Weatherly Agreement. In connection with the Company's subsequent employment of Mr. McFall as Co-CEO of the Company and Mr. Prutch as President of the Company, the Company has renegotiated the former arrangement with Weatherly, replacing it with an agreement, approved by the Board of Directors on August 10 to be effective as of May 8, 1998, directly with Messrs. McFall and Prutch.

     Under the terms of the new agreement, the Warrants previously issued to Weatherly have been assigned 50% to Mr. McFall and 50% to Mr. Prutch, and have been repriced to $1.75 per share. Each of Messrs. McFall and Prutch also have been issued additional non-transferable warrants, with a term of 10 years, for the purchase of up to 1,902,273 shares of Common Stock at an exercise price of $1.75 per share (giving each of them Warrants to purchase approximately 5% of the Company's outstanding shares of Common Stock on a fully-diluted basis). All of these Warrants are now subject to a new vesting schedule which provides that 33.4% of the Warrants (777,309 shares for each of Messrs. McFall and Prutch) will be immediately exercisable. Each of three remaining incremental installments of 22.2% of the total Warrants (approximately 516,655 shares for each of Messrs. McFall and Prutch) will vest on the basis of the achievement of goals concerning prescribed increases in the Company's annual pre-tax earnings and/or the average public trading price of its Common Stock over any period of 120 consecutive calendar days. The Warrants also will contain customary antidilution provisions and piggyback registration rights, and Messrs. McFall and Prutch will be restricted in their ability to dispose of the Common Stock issuable under the Warrants without the prior consent of WGI, LLC.

     The new agreement also provides that Messrs. McFall and Prutch, collectively, will receive a success fee equal to three percent (3%) of the proceeds of any financing transactions which they participate in developing, negotiating and closing with third parties for the benefit of the Company, a portion of which may be paid in additional equity under certain circumstances. They also (collectively) will receive a success fee in connection with identifying, negotiating and closing any Acquisition Transactions (as defined in the agreement) equal to three percent (3%) of the Aggregate Consideration paid by the Company (as defined in the agreement). All cash payments to Messrs. McFall and Prutch called for under the terms of this agreement will be subject to reduction by the amount of any compensation which they receive in their capacities as officers of the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Net sales of $12.5 million for the quarter ended July 4, 1998 represents an increase of $.6 million or 5% from the $11.9 million in net sales for the corresponding period of 1997. This increase is comprised of a $2.0 million increase in screenprinted products, offset by a $.2 million decrease in women's fashion knitwear and a $1.2 million reduction in undecorated activewear.

Sales of screenprinted products were $9.8 million for the quarter ended July 4, 1998 versus $7.8 million for the corresponding period of 1997. The increase was the result of the inclusion of Big Ball Sports, Inc., ("Big Ball") and G.I.D.I. Holdings, Inc. doing business as Grand Illusion Sportswear, Inc. ("Grand Illusion").

Sales of women's fashion knitwear decreased to $2.3 million for the quarter ended July 4, 1998 as compared to $2.5 million for the corresponding period of 1997. The $.2 million sales decrease was composed of a $.6 million decrease in women's fashion knitwear offset by a $.4 million increase in contract sales. The reduction in women's fashion knitwear sales is primarily due to competition from garments selling at lower retail prices.

Net sales of $24.0 million for the six months ended July 4, 1998 represents an increase of $1.8 million or 8% from the $22.2 million in net sales for the corresponding period of 1997. This increase is comprised of a $3.6 million increase in screenprinted products, a $.4 million increase in women's fashion knitwear, offset by a $2.2 million reduction in undecorated activewear.

Sales of screenprinted products were $17.6 million for the six months ended July 4, 1998 versus $14.0 million for the corresponding period of 1997. The increase was the result of the inclusion of Big Ball and Grand Illusion.

Sales of women's fashion knitwear increased 7% to $5.8 million for the six months ended July 4, 1998 as compared to $5.4 million for the corresponding period of 1997. The $.4 million sales increase was composed of a $.8 million increase in contract sales offset by a $.4 million reduction in women's fashion knitwear. The reduction in women's fashion knitwear was primarily due to competition from garments selling at lower retail prices.

Gross profit was $3.0 million (24% of sales) for the quarter ended July 4, 1998 compared to $3.5 million (30% of sales) for the corresponding period in 1997. The reduction in margin was primarily the result of the sales mix, including increased closeout sales.

Gross profit was $6.1 million (25% of sales) for the six months ended July 4, 1998 compared to $5.3 million (24% of sales) for the corresponding period in 1997. The margin improvement was primarily the result of the inclusion of Big Ball and Grand Illusion in 1998.

Royalty expense related to licensed product sales was 8% of sales for the quarter ended July 4, 1998 compared to 14% for the corresponding period of 1997. This decrease was primarily caused by an decrease in the percentage of licensed versus non-licensed sales.

Royalty expense related to licensed product sales was 8% of sales for the six months ended July 4, 1998 compared to 11% for the corresponding period of 1997. This decrease was primarily caused by an decrease in the percentage of licensed versus non-licensed sales.

Selling, general and administrative (SG&A) expenses were 36% of sales for the quarter ended July 4, 1998 and 26% of sales for corresponding period of 1997. Actual SG&A expense increased $1.4 million, with $1.3 million being attributable to Big Ball and Grand Illusion, and $.2 million for amortization of debt issuance cost both of which were partially offset by reduction in other areas.

Selling, general and administrative (SG&A) expenses were 40% of sales for the six months ended July 4, 1998 and 26% of sales for the corresponding period of 1997. Actual SG&A expense increased $3.7 million, with $2.8 million being attributable to Big Ball and Grand Illusion, $.4 million for legal and professional and $.4 million for amortization of debt issuance cost.

FINANCIAL CONDITION

Additional working capital was required in the first half of 1998 to fund the continued losses, payment of a portion of the purchase price for Big Ball, and payments of principal on the Company's long-term debt to its secured lenders. The Company's need was met through several transactions with the Company's principal shareholders and the senior lender. During the first half of fiscal 1998, the Company received an additional $7.4 million (approximately) in advances from WGI, a principal shareholder, bringing the Company's total indebtedness to WGI for funds advanced to approximately $18.6 million as of July 4, 1998. At July 4, 1998, the Company had overadvance borrowings of approximately $36.7 million with its senior lender compared to $34.0 million at December 31, 1997.

The Company's working capital deficit at July 4, 1998 decreased $0.5 million or 1.2% compared to year end 1997. The decrease in working capital deficit was primarily due to increases in accounts receivable ($1.9 million), inventory ($2.2 million), and prepaid expenses ($.1 million), and decreases in accrued liabilities ($1.2 million), and current portion of long-term debt ($.8 million) which were partially offset by a decrease in cash ($.4 million), an increase in accrued interest ($1.0 million),an increase in accounts payable ($2.1 million) and an increase in borrowings under the revolving advance account ($2.0 million).

Accounts receivable increased $1.9 million or 57.8% over year-end 1997. The increase was primarily a result of the additional receivables from increased sales for Big Ball and Grand Illusion and the timing of payments from the senior lender on factored receivables.

Inventories increased $2.2 million or 20.9% compared to year-end

1997. Inventories increased as a result of increased purchases to have the proper product mix for seasonally stronger, third quarter sales.

Total current liabilities increased $3.1 million or .5% over year-end 1997, primarily due to increases in accounts payable ($2.1 million), the revolving advance account ($2.0 million) and accrued interest ($1.0 million), partially offset by decreases in the current portion of long term-debt ($.8 million), and in accrued liabilities ($1.2 million).

Cash used in operations was $9.4 million during the first six months of 1998 compared to $8.7 million used in operating activities during the same period in 1997. The net loss of $8.0 million, was primarily due to increases in accounts receivable ($1.9 million) and inventory ($2.2 million) were the primary uses of funds in the first six months of 1998. Primary items partially offsetting the uses of funds were depreciation and amortization ($1.4 million)and an increase in accounts payable and accrued liabilities ($1.9 million).

Commitments to purchase equipment totaled approximately $.4 million at July 4, 1998. During 1998, the Company anticipates capital expenditures of approximately $.9 million.

Cash provided by financing activities was $8.2 million for the first six months of 1998. The Company borrowed approximately $7.4 million from WGI, LLC and an additional $2.0 million from the senior lender. This was partially offset by principal payments on borrowings of $1.2 million.

The revolving advance account increased $2.0 million from $40.4 million at year-end 1997 to $42.5 million at July 4, 1998. Under the current financing arrangement with its senior lender the Company's total outstanding obligations cannot exceed the lower of $55.0 million or the borrowing base as defined. At July 4, 1998, the borrowing base was $5.8 million. Therefore, approximately $36.7 million was overadvanced under the revolving advance account. The overadvance is secured by treasury bills pledged by a principal shareholder, and in part, by the guarantee of two principal shareholders.

Interest expense for the six months ended July 4, 1998 was $3.2 million compared to $7.2 million for the same period in 1997. Total outstanding debt averaged $64.2 million and $72.5 million for the first six months of 1998 and 1997,respectively, with average interest rates of 10.0%,and 19.9%. The reduction in interest expense was primarily the result of the implementation of a restructuring plan for the Company's preferred equity and the majority of its subordinated indebtedness at the end of fiscal 1997.

The Company uses letters of credit to support foreign and some domestic sourcing of inventory and certain other obligations. Outstanding letters of credit were $1.2 million at July 4, 1998 (excluding collateral of $2.0 million pledged to the senior lender in the form of a standby letter of credit).

Total Shareholders' Deficit increased $8.0 million compared to year-end 1997.

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

As of July 4, 1998, the Company's senior lender waived certain covenant violations (pertaining to cumulative pre-tax operating earnings) under the Company's amended and restated factoring agreement. Nevertheless, on the basis of such violations (which could also serve as a basis for the senior lender enforcing its remedies under defaults preserved from the Company's prior factoring agreement), all of the Company's long-term debt owed to the senior lender at July 4, 1998 was subject to accelerated maturity and, as such, has been classified as a current liability in the consolidated balance sheets. If the senior lender were to accelerate the maturity of such debt, the Company would not have funds available to repay the debt.

If the Company's sales and profit margins do not substantially improve in the near term, the Company will be required to seek additional capital in order to continue its operations and to move forward with the Company's turnaround plans, which include seeking appropriate additional acquisitions. To obtain such additional capital and such financing, the Company may be required to issue additional securities that may dilute the interests of its stockholders. At the end of fiscal 1997, the Company implemented a restructuring plan for its preferred equity and the majority of its subordinated indebtedness (following approval by shareholders of the issuance of Common Stock in connection therewith), which resulted in a significant increase in the Company's overall equity as well as a significant reduction in the Company's level of indebtedness and ongoing interest expense. Although management believes that the restructuring has enhanced the Company's opportunities for obtaining the needed funding, no assurance can be given that any such additional financing will be available to the Company on commercially reasonable terms or otherwise. The Company will need to significantly improve sales and profit margins or raise additional funds to continue as a going concern.

Part II. OTHER INFORMATION

Items 1-5

Not Required

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          (10.1) Waiver Letter, dated as of June 30, 1998, pertaining to the Amended and Restated Factoring Agreement dated as of October 31, 1997 between the Company and BNY Financial Corporation.

          (27) Financial Data Schedule

     (b)  Reports on Form 8-K:

          None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  SIGNAL APPAREL COMPANY, INC.
                                                ------------------------------
                                                       (Registrant)

Date: August 14, 1998                           /s/ Stephen Walsh
      -------------------                       ------------------------------
                                                Stephen Walsh
                                                Chief Executive Officer


Date: August 14, 1998                           /s/ David E. Houseman
      -------------------                       ------------------------------
                                                David E. Houseman
                                                Chief Financial Officer

                          SIGNAL APPAREL COMPANY, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JULY 4, 1998
                                  EXHIBIT INDEX

Exhibit No.
per Item 601                                                       Sequential
of Reg. S-K               Description of Exhibit                     Page No.
------------              ----------------------                   ----------

(10.1)                    Waiver Letter, dated as of
                          June 30, 1998, pertaining to
                          the Amended and Restated
                          Factoring Agreement dated as of
                          October 31, 1997 between the Company
                          and BNY Financial Corporation.

(27)                      Financial Data Schedule

                            BNY FINANCIAL CORPORATION
                           1290 Avenue of the Americas
                               New York, NY 10104

                               As of June 30, 1998


SIGNAL APPAREL COMPANY, INC.
THE SHIRT SHED, INC.
P. O. Box 4296
200-A Manufacturers Road
Chattanooga, TN 37405

BIG BALL SPORTS, INC.
5708 North Shepherd, #B6
Houston, TX 77091

               Re:    Waiver

Gentlemen:

     Reference is made to the (i) Amended and Restated Factoring Agreement dated as of October 31, 1997 (the "Signal Factoring Agreement") by and between Signal Apparel Company, Inc. ("Signal") and BNY Financial Corporation ("BNYFC"),
Amended and Restated Factoring Agreement dated as of October 31, 1997 (the "Shirt Factoring Agreement") by and between The Shirt Shed, Inc. ("Shirt") and BNYFC, and the Factoring Agreement dated January 30, 1998 (the "Big Ball Factoring Agreement"; and together with the Signal Factoring Agreement and the Shirt Factoring Agreement, as heretofore amended and as amended from time to time hereafter, the "Factoring Agreements") by and between BNYFC and Big Ball Sports, Inc. ("Big Ball"; and together with Signal and Shirt, collectively, the "Clients"); and (ii) the Guaranty dated February 27, 1996 (as heretofore amended and as amended from time to time hereafter, the "Guaranty") by WG Trading Company LP ("WG") in favor of BNYFC. All capitalized terms used and not otherwise defined herein shall have the respective meanings ascribed to them in the Factoring Agreements.

     1. The clients have advised BNYFC that, for the fiscal period commencing January 1, 1998 and ending June 30, 1998, their Cumulative Pre-Tax Operating Earnings is less than ($5,000,000), the minimum Cumulative Pre-Tax Operating Earnings permitted for the fiscal period commencing January 1, 1998 and ending on June 30, 1998 under Paragraph 11(a)(iv) of the Factoring Agreements ("Subject Termination Event"). As a result of such Subject Termination Event, BNYFC is entitled, as of the date hereof, to terminate the Factoring Agreements and to exercise its rights and remedies under the Factoring Agreements, applicable law or otherwise to realize upon its collateral and to collect the Obligations. The Clients have requested BNYFC to waive the Subject Termination Event, and BNYFC hereby agrees to do so.

     2. The Clients and WG hereby acknowledge, confirm and agree that the waiver by BNYFC of the Subject Termination Event is solely for the benefit of the Clients under the Factoring Agreements, that for the purposes of the Guaranty, BNYFC shall be deemed not to have waived the Subject Event of Termination, and that conditions precedent to the "First Reduction Date", under and as said quoted term is defined in the Guaranty, have not been satisfied and such First Reduction Date has not occurred.

     3. Except as specifically set forth herein, no other changes or modifications to the Factoring Agreements are intended or implied, and, in all other respects, the Factoring Agreements shall continue to remain in full force and effect in accordance with its terms as of the date hereof. Except as specifically set forth herein, nothing contained herein shall evidence a waiver or amendment by BNYFC of any other provision of the Factoring Agreements nor shall anything contained herein be construed as a consent by BNYFC to any transaction other than those specifically consented to herein.

     4. The terms and provisions of this agreement shall be for the benefit of the parties hereto and their respective successors and assigns; no other person, firm, entity or corporation shall have any right, benefit or interest under this agreement.

     5. This agreement may be signed in counterparts, each of which shall be an original and all of which taken together constitute one amendment. In making proof of this agreement, it shall not be necessary to produce or account for more than one counterpart signed by the party to be charged.

     6. This agreement sets forth the entire agreement and understanding of the parties with respect to the matters set forth herein. This agreement cannot be changed, modified, amended or terminated except in a writing executed by the party to be charged.

                                            Very truly yours,

                                            BNY FINANCIAL CORPORATION


                                            By: /s/ Wayne Miller
                                                    Vice President


                       [SIGNATURES CONTINUED ON NEXT PAGE]

                    [SIGNATURES CONTINUED FROM PREVIOUS PAGE]

ACKNOWLEDGED AND AGREED:

SIGNAL APPAREL COMPANY, INC.


By: /s/ Jim Elkins
Title:  Controller


THE SHIRT SHED, INC.

By: /s/ Jim Elkins
Title:  Controller


WG TRADING COMPANY LP

By: /s/ Paul R. Greenwood
Title:  Managing Partner