Form 10-Q
period 1998-10-03
SIGNAL APPAREL COMPANY INC
filed 1998-11-17
CIK 105107

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      October 3, 1998   or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to__________

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

                                 Yes [X]      No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                Outstanding at October 3, 1998
           -----                                ------------------------------
       Common Stock                                   32,636,547 shares

PART I  -  FINANCIAL INFORMATION
Item 1. Financial Statements

                          SIGNAL APPAREL COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                                            October 3,             Dec. 31,
                                                                               1998                  1997
                                                                            ---------             ---------
            Assets
Current Assets:
   Cash & cash equivalents                                                  $      18             $     384
   Receivables, less allowance for doubtful                                     5,502                 3,203
     accounts of $1,916 in 1998 and $2,665 in 1997
   Note receivable                                                                324                   500
   Inventories                                                                 12,603                10,390
   Prepaid expenses and other                                                     510                   531
                                                                            ---------             ---------
                                                                               18,957                15,008
Property, plant and equipment, net                                              4,919                 6,045
Goodwill, less accumulated amortization
   of $338 in 1998 and $56 in 1997                                              4,550                 4,832
Debt issuance costs, net                                                        7,206                 3,716
Other assets                                                                       59                    59
                                                                            ---------             ---------
           Total assets                                                     $  35,691             $  29,660
                                                                            =========             =========
                  Liabilities and Shareholders' Equity (Deficit)
Current Liabilities:
  Accounts payable                                                          $   4,853             $   2,577
  Bank overdraft                                                                  667                  --
  Accrued liabilities                                                           6,255                 6,617
  Accrued interest                                                              3,209                 1,603
  Current portion of long-term debt                                             5,828                 7,110
  Revolving advance account                                                    42,348                40,457
                                                                            ---------             ---------
           Total current liabilities                                           63,160                58,364
                                                                            ---------             ---------
Long-term debt, principally from
   related parties                                                             21,054                12,580
                                                                            ---------             ---------
Shareholders' Equity (Deficit):
   Common stock                                                                   325                   325
   Preferred stock                                                             48,746                44,316
   Additional paid-in capital                                                 165,079               160,399
   Accumulated deficit                                                       (261,556)             (245,207)
   Treasury shares (at cost)                                                   (1,117)               (1,117)
                                                                            ---------             ---------
   Total shareholders' equity (deficit)                                       (48,523)              (41,284)
           Total liabilities and                                            ---------             ---------
              shareholders' equity (deficit)                                $  35,691             $  29,660
                                                                            =========             =========


See accompanying notes to financial statements.

                          SIGNAL APPAREL COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands Except Per Share Data)
                                   (Unaudited)


                                                                     Three Months Ended                     Nine Months Ended
                                                                   October 3,       September 27,       October 3,     September 27,
                                                                    1998                1997               1998            1997
                                                                -------------       -------------     -------------    -------------
Net sales                                                         $ 15,297           $ 10,451           $ 39,341       $ 32,708
Cost of sales                                                       14,184              8,572             32,163         25,493
                                                                  --------           --------           --------       --------
         Gross profit                                                1,113              1,879              7,178          7,215
Royalty expense                                                      1,434              1,102              3,290          3,614
Selling, general and administrative
  expenses                                                           4,728              3,005             13,831          8,817
Interest expense                                                     3,343              3,993              6,961         11,192
Other (income)/expenses, net                                           (18)               358               (555)         1,120
                                                                  --------           --------           --------       --------
Loss before income taxes                                            (8,374)            (6,579)           (16,349)       (17,528)
Income taxes                                                            --                 --                 --             --
                                                                  --------           --------           --------       --------
Net loss                                                          $ (8,374)          $ (6,579)          $(16,349)      $(17,528)
                                                                  ========           ========           ========       ========

Basic/diluted net loss per share                                  $   (.26)          $   (.57)          $   (.50)      $  (1.51)
                                                                  ========           ========           ========       ========
Weighted average shares outstanding                                 32,662             11,578             32,641         11,578
                                                                  ========           ========           ========       ========


See accompanying notes to financial statements.

                          SIGNAL APPAREL COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                                                   Nine Months Ended
                                                                            October 3,            September 27,
                                                                               1998                   1997
Operating Activities:                                                     -------------           -------------
        Net loss                                                           $(16,349)               $(17,528)
    Adjustments to reconcile net loss to
         net cash used in operating activities:
           Depreciation and amortization                                      2,548                     930
            (Gain) loss on disposal of equipment                               (402)                    822
    Changes in operating assets
         and liabilities:
           Receivables                                                       (2,299)                 (2,794)
           Inventories                                                       (2,213)                    461
           Prepaid expenses and other assets                                     21                      51
           Accounts payable and accrued
             liabilities                                                      3,340                   4,895
                                                                           --------                --------
                Net cash used in operating
                  activities                                                (15,354)                (13,163)
                                                                           --------                --------
Investing Activities:
       Purchases of property, plant and
         equipment                                                             (238)                   (130)
       Proceeds from notes receivable                                           176                    --
       Proceeds from the sale of property,
         plant and equipment                                                    877                     467
                                                                           --------                --------
                Net cash provided by
                  investing activities                                          815                     337
                                                                           --------                --------
Financing Activities:
       Increase in bank overdraft                                               667                    --
       Net increase in revolving
         advance account                                                      1,891                     685
       Net increase in borrowings from
         related party                                                        8,775                  12,613
       Principal payments on borrowings                                      (1,784)                 (1,830)
       Proceeds from sale of preferred stock                                  4,624                    --
                                                                           --------                --------
                Net cash provided by
                  financing activities                                       14,173                  11,468
                                                                           --------                --------
Decrease in cash                                                               (366)                 (1,358)
Cash and Cash equivalents at beginning of period                                384                   1,713
                                                                           --------                --------
Cash and Cash equivalents at end of period                                 $     18                $    355
                                                                           ========                ========


See accompanying notes to financial statements.

                          SIGNAL APPAREL COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The accompanying consolidated condensed financial statements have been prepared on a basis consistent with that of the consolidated financial statements for the year ended December 31, 1997. The accompanying financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of the Company, necessary to present fairly the financial position of the Company as of October 3, 1998 and its results of operations and cash flows for the three and nine months ended October 3, 1998 and September 27, 1997. These consolidated condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

2. The results of operations for the nine months ended October 3, 1998 are not necessarily indicative of the results to be expected for the full year.

3.   Inventories consisted of the following:

                                             October 3,      December 31,
                                                1998            1997
                                             ----------      ------------
                                                    (In thousands)

           Raw materials and supplies         $ 1,100          $ 1,238
           Work in process                      1,654            1,032
           Finished goods                       9,849            8,120
                                              -------          -------
                                              $12,603          $10,390
                                              =======          =======

4. Pursuant to the terms of various license agreements, the Company is obligated to pay future minimum royalties of approximately $0.4 million in 1998.

5. During the three months ended October 3, 1998, WGI, LLC and certain of its affiliates (collectively, "WGI"), a principal shareholder, advanced to Signal additional approximate loan proceeds of $1.4 million (bringing the year to date total to $8.8 million). Accordingly, the Company's total indebtedness to WGI for funds advanced under the WGI Credit Agreement (described in Note 7) is approximately $20.0 million as of the end of the third quarter 1998. This debt is classified as long term debt in the accompanying financial statements.

6. The computation of basic net loss per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share would also include common share equivalents outstanding. Due to the Company's net loss for all periods presented, all common stock equivalents would be anti-dilutive to diluted earnings per share.

7. At the 1997 Annual Meeting, the Company's Shareholders approved a plan for restructuring the Company's then-outstanding preferred stock and the majority of its subordinated debt (the "Restructuring Plan"). In connection with the implementation of the Restructuring Plan (which was effective December 30, 1997), the Company issued: (i) 8,000,000 shares of Common Stock; (ii) warrants to acquire an additional 4,500,000 shares of Common Stock with an exercise price of $1.75 per share; and (iii) 454.444 shares of a new Series F Preferred Stock, stated value $100,000 per share, to WGI, LLC. The new Series F Preferred Stock (which since has been exchanged for Series H Preferred stock as discussed in Note 8 below) accrues cumulative undeclared dividends at the rate of 9% per annum. These dividends are payable in cash when declared. The Series F/Series H Preferred Stock is not convertible into Common Stock or into any other security issued by the Company, and does not have any mandatory redemption or call features.

     The Company also agreed with WGI, LLC, that all funds advanced to the Company by WGI, LLC after August 21, 1997 (which indebtedness was not part of the Restructuring Plan) would be documented in the form of a new Credit Agreement with interest payable quarterly at a rate of 10% per annum and with other terms to be agreed upon between the Company and WGI. As of November 13, 1998, the Company was indebted to WGI in an aggregate principal amount of $19,985,000 pursuant to such advances.

     On August 10, 1998, the Company's Board of Directors approved a new Credit Agreement between the Company and WGI, LLC, to be effective as of May 8, 1998 (the "WGI Credit Agreement"), pursuant to which WGI will lend the Company up to $25,000,000 on a revolving basis for a three-year term ending May 8, 2001. Additional material terms of the WGI Credit Agreement are as follows: (i) maximum funding of $25,000,000, available in increments of $5,000 in excess of the minimum funding of $100,000; (ii) interest on outstanding balances payable quarterly at a rate of 10% per annum; (iii) secured by a security interest in all of the Company's assets (except for the assets of its Heritage division and certain former plant locations which are currently held for sale), subordinate to the security interests of the Company's senior lender; (iv) funds borrowed may be used for any purpose approved by the Company's directors and executive officers, including repayment of any other existing indebtedness of the Company; (v) WGI, LLC is entitled to have two designees nominated for election to the Company's Board of Directors during the term of the agreement and (vi) WGI, LLC will receive (subject to shareholder approval at the Company's 1998 Annual Meeting) warrants to purchase up to 5,000,000 shares of the Company's Common Stock at $1.75 per share.

     The warrants issuable in connection with the WGI Credit Agreement will vest at the rate of 200,000 warrants for each $1,000,000 increase in the largest balance owed at any one time over the life of the credit agreement (as of October 3, 1998, the largest outstanding balance to date has been $19,985,000, which means that warrants to acquire 3,997,000 shares of Common Stock would have been vested as of such date). For accounting purposes, these warrants have been treated as vested in the Company's financial statements, due to the fact that WGI, LLC and its affiliates currently hold approximately 50.9% of the Company's outstanding voting securities and, accordingly, it is anticipated that the Company will obtain the required shareholder approval of such warrants at its 1998 Annual Meeting. The warrants have registration rights no more favorable than the equivalent provisions in the currently outstanding warrants issued to principal shareholders of the Company, except that such rights include three demand registrations. The warrants also contain antidilution provisions which require that the number of shares subject to such warrants shall be adjusted in connection with any future issuance of the Company's Common Stock (or of other securities exercisable for or convertible into Common Stock) such that the aggregate number of shares issued or issuable subject to these warrants (assuming eventual vesting as to the full 5,000,000 shares) will always represent ten percent (10%) of the total number of shares of the Company's Common Stock on a fully diluted basis. The fair market value using the Black-Scholes option pricing model of the above mentioned warrants of approximately $4,467,000 has been capitalized and is included in the accompanying consolidated balance sheet as debt issuance costs. These costs are being amortized over the term of the debt agreement with WGI.

8. The Company reached an agreement, effective September 17, 1998, with four institutional investors concerning the private placement of up to $10 million in 5% senior convertible preferred stock. Under the terms of the agreement, the Company has placed an initial installment of $5 million of 5% Convertible Preferred Stock, Series G1, as of the Closing Date. The placement of an additional $5 million of 5% Convertible Preferred Stock, Series G2, also will be available to the Company, subject to the satisfaction of conditions concerning the absence of certain adverse changes or events and the registration for resale of the shares of Common Stock issuable upon conversion of (or as payment of dividends with respect to) the Series G1 and Series G2 preferred stock. The Company has filed a registration statement on Form S-3 with the Securities and Exchange Commission in satisfaction of this condition.

     The 5% Series G1 Convertible Preferred Stock (the "Series G1 Stock") and the 5% Series G2 Convertible Preferred Stock (when issued) will be equal to each other and senior to all other classes of the Company's equity securities. The Series G1 Stock carries a 5% dividend, payable semiannually, and is convertible at the option of the purchasers (subject to certain limitations) into shares of Common Stock at a maximum conversion price of $2.50 per share of Common Stock. The maximum conversion price may be reduced under certain circumstances. No dividends may be declared or paid on the Company's Common Stock while Series G1 Stock is issued and outstanding. The Series G1 Stock generally has no voting rights. After September 17, 2001, any shares of Series G1 Stock that are still outstanding and unconverted will be (at the option of the holder) converted to Common Stock or redeemed by the Company in cash.

     The Company's agreement with the investors required that the 5% Series G1 (and, when issued) 5% Series G2 Convertible Preferred Stock be senior to all other classes of the Company's equity securities in priority as to dividends and distributions. WGI, LLC, in order to facilitate the completion of this private placement by the Company, agreed to exchange all of the shares of Series F Preferred Stock which it received in the Company's 1997 restructuring for a like number of shares of a new Series H Preferred Stock. Series H Preferred Stock is identical to Series F Preferred Stock in every respect except that Series H Preferred Stock is junior in priority to the Company's 5% Series G1 and 5% Series G2 Convertible Preferred Stock. Under the terms of the Company's compensation arrangements with Thomas A. McFall, its CEO, and John W. Prutch, its President, each of Messrs. McFall and Prutch are paid an annual advance of $150,000 which is offset against fees payable by the Company for certain transactions consummated by the Company under the direction of Messrs. McFall and Prutch. Each of Messrs. McFall and Prutch received a cash payment of $50,000 in connection with the Company's private placement of the Series G1 Stock.

9. On April 15, 1998, the Company signed a letter of intent to purchase Tahiti Apparel, Inc. ("Tahiti"). The Company intends to close the acquisition promptly after receiving approval from its shareholders for the issuance of Common Stock in connection with the acquisition at its 1998 Annual Meeting.

10. In the fourth quarter of 1998, the Company reached a decision to close its printing facility in Chattanooga, Tennessee. The Company is contemplating taking a restructuring charge for this plant closure during the fourth quarter of 1998, but it has not yet determined the appropriate amount (if any) of such charge.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Net sales of $15.3 million for the quarter ended October 3, 1998 represents an increase of $4.8 million or 46% from the $10.5 million in net sales for the corresponding period of 1997. This increase is comprised of a $5.2 million increase in screenprinted products, partially offset by a $0.1 million decrease in women's fashion knitwear and a $0.1 million reduction in undecorated activewear.

Sales of screenprinted products were $11.8 million for the quarter ended October 3, 1998 versus $6.6 million for the corresponding period of 1997. The increase of $5.2 million is comprised of $3.0 million derived from change in sales mix toward higher price denim and embroidery and $2.2 from the inclusion of Big Ball Sports, Inc., ("Big Ball") and G.I.D.I. Holdings, Inc. doing business as Grand Illusion Sportswear, Inc. ("Grand Illusion").

Sales of women's fashion knitwear were constant at $3.5 million for the quarter ended October 3, 1998 as compared to $3.6 million for the corresponding period of 1997.

Net sales of $39.3 million for the nine months ended October 3, 1998 represents an increase of $6.6 million or 20% from the $32.7 million in net sales for the corresponding period of 1997. This increase is comprised of a $8.7 million increase in screenprinted products primarily due to the inclusion of Big Ball and Grand Illusion, a $0.2 million increase in women's fashion knitwear and was offset by a $2.3 million reduction in undecorated activewear.

Sales of screenprinted products were $29.3 million for the nine months ended October 3, 1998 versus $20.6 million for the corresponding period of 1997. The increase was substantially the result of the inclusion of Big Ball and Grand Illusion.

Sales of women's fashion knitwear were slightly ahead with $9.2 million for the nine months ended October 3, 1998 as compared to $9.0 million for the corresponding period of 1997. The $0.2 million sales increase was composed of a $1.0 million increase in contract sales offset by a $0.8 million reduction in women's fashion knitwear. The reduction in women's fashion knitwear was primarily due to competition from competitor's garments.

Gross profit was $1.1 million (7% of sales) for the quarter ended October 3, 1998 compared to $1.9 million (18% of sales) for the corresponding period in 1997. Gross profit was $7.2 million (18% of sales) for the nine months ended October 3, 1998 compared to $7.2 million (22% of sales) for the corresponding period in 1997. The reduction in margin was primarily the result of unfavorable purchase price variances (due to the Company having to purchase certain materials in the spot market to counter a temporary disruption in its sources of supply, unfavorable overhead absorption from the Company's existing printing facilities (due to production at such facilities not having met budgeted levels), and disposal of closeouts at negative gross margins.

Royalty expense related to licensed product sales was 9% of sales for the quarter ended October 3, 1998 compared to 11% for the corresponding period of 1997. This decrease was primarily caused by a decrease in the percentage of licensed versus non-licensed sales.

Royalty expense related to licensed product sales was 8.4% of sales for the nine months ended October 3, 1998 compared to 11% for the corresponding period of 1997. This decrease was primarily caused by an decrease in the percentage of licensed versus non-licensed sales.

Selling, general and administrative (SG&A) expenses were 31% of sales for the quarter ended October 3, 1998 and 29% of sales for corresponding period of 1997. Actual SG&A expense increased $1.7 million, with $1.3 million being attributable to Big Ball and Grand Illusion (which subsidiaries were not part of the Company's financial results in the comparable period in 1997) and $0.5 million provision for relocation of offices.

Selling, general and administrative (SG&A) expenses were 35% of sales for the nine months ended October 3, 1998 and 27% of sales for the corresponding period of 1997. Actual SG&A expense increased $5.0 million, with $4.1 million being attributable to Big Ball and Grand Illusion, $.2 million for legal and professional and $0.5 for relocation of offices.

FINANCIAL CONDITION

Additional working capital was required in the first nine months of 1998 to fund the continued losses and payments of principal on the Company's long-term debt to its secured lenders. The Company's need was met through several transactions with the Company's principal shareholders and the senior lender. During the first nine months of fiscal 1998, the Company received an additional $8.8 million (approximately) in advances from WGI, LLC a principal shareholder, bringing the Company's total indebtedness to WGI for funds advanced to approximately $20.0 million as of October 3, 1998. During the third quarter, the Company and WGI, LLC reached an agreement, to be effective as of May 8, 1998, documenting such indebtedness as a new Credit

Agreement pursuant to which WGI, LLC will lend the Company up to $25,000,000 on a revolving basis for a three-year term ending May 8, 2001, with interest on outstanding balances payable quarterly at a rate of 10% per annum. Accordingly, this indebtedness is classified as long term debt in the accompanying financial statements. At October 3, 1998, the Company had overadvance borrowings of approximately $34.7 million with its senior lender compared to $34.0 million at December 31, 1997.

The Company's working capital deficit at October 3, 1998 increased $0.8 million or 2.0% compared to year end 1997. The increase in working capital deficit was primarily due to increases in accounts receivable ($2.3 million), inventory ($2.2 million), and decreases in the current portion of long-term debt ($1.3 million) and accrued liabilities ($0.4 million) which were partially offset by a decrease in cash ($0.4 million), and notes receivable ($0.2 million) and an increase in accrued interest ($1.6 million), accounts payable ($2.3 million), and in borrowings under the revolving advance account ($1.9 million) and in bank overdraft ($0.7 million). The Company has a "zero base balance" arrangement with the bank where it maintains its operating account that allows the Company to cover checks drawn on such account on a daily basis with funds wired from its senior lender based on the credit facility with the senior lender. The nominal bank overdraft at the end of the fiscal quarter resulted from an inter-period timing difference between the senior lender's wire transfers to the Company's operating account and the checks clearing such account.

Accounts receivable increased $2.3 million or 71.8% over year-end 1997. The increase was primarily a result of the additional receivables from increased sales for Big Ball and Grand Illusion and the timing of payments from the senior lender on factored receivables.

Inventories increased $2.2 million or 21% compared to year-end 1997. Inventories increased as a result of increased purchases to have the proper product mix for the fleece season together with increased inventories at the Big Ball subsidiary resulting from slower than anticipated sales of such subsidiary.

Total current liabilities increased $4.8 million or 8.2% over year-end 1997, primarily due to increases in accounts payable ($2.3 million), bank overdraft ($0.7 million), the revolving advance account ($1.9 million), and accrued interest ($1.6 million), partially offset by decreases in the current portion of long term-debt ($1.3 million) and accrued liabilities ($0.4 million).

Cash used in operations was $15.4 million during the first nine months of 1998 compared to $13.2 million used in operating activities during the same period in 1997. In addition to the net loss of $16.3 million, during the first nine months of 1998, the increased use of cash during such period was primarily due to increases in accounts receivable($2.3 million) and inventory ($2.2 million). Primary items partially offsetting the uses of funds were depreciation and amortization ($2.5 million)and an increase in accounts payable and accrued liabilities ($3.3 million).

Commitments to purchase equipment totaled less than $1.0 million at October 3, 1998. During 1998, the Company anticipates capital expenditures of approximately $0.9 million.

Cash provided from investing activities was $0.8 million for the nine months ended October 3, 1998 compared to $0.3 in the comparable period for 1997.

Cash provided by financing activities was $14.2 million for the first nine months of 1998 compared to $11.5 million in the comparable period for 1997. The Company borrowed approximately $8.8 million from WGI, LLC, an additional $1.9 million from the senior lender, and a bank overdraft of $0.7 million and received proceeds of $4.6 million from the sale of Convertible Preferred Stock. This was partially offset by principal payments on borrowings of $1.8 million.

The revolving advance account increased $1.9 million from $40.5 million at year-end 1997 to $42.4 million at October 3, 1998. Under the current financing arrangement with its senior lender the Company's total outstanding obligations cannot exceed the lower of $55.0 million or the borrowing base as defined. At October 3, 1998, the borrowing base was $7.7 million. Therefore, approximately $34.7 million was overadvanced under the revolving advance account. The overadvance is secured by treasury bills pledged by a principal shareholder, and in part, by the guarantee of two principal shareholders.

Interest expense for the nine months ended October 3, 1998 was $7.0 million compared to $11.2 million for the same period in 1997. Total outstanding debt averaged $65.9 million and $74.8 million for the first nine months of 1998 and 1997, respectively, with average interest rates of 12.1%, and 20%, respectively. The reduction in interest expense was primarily the result of the implementation of the Restructuring Plan for the Company's preferred equity and the majority of its subordinated indebtedness at the end of fiscal 1997 and partially offset by amortization of debt issuance cost of $1.0 million.

The Company uses letters of credit to support foreign and some domestic sourcing of inventory and certain other obligations. Outstanding letters of credit were $0.3 million at October 3, 1998 (excluding collateral of $2.0 million pledged to the senior lender in the form of a standby letter of credit).

Total Shareholders' Deficit increased $7.2 million compared to year-end 1997.

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

As of October 3, 1998, the Company's senior lender waived certain covenant violations (pertaining to cumulative pre-tax operating earnings, tangible net worth, and working capital) under the Company's amended and restated factoring agreement. Nevertheless, on the basis of such violations (which could also serve as a basis for the senior lender enforcing its remedies under defaults preserved from the Company's prior factoring agreement), all of the Company's long-term debt owed to the senior lender at October 3, 1998 was subject to accelerated maturity and, as such, has been classified as a current liability in the consolidated balance sheets. If the senior lender were to accelerate the maturity of such debt, the Company would not have funds available to repay the debt.

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

At the end of fiscal 1997, the Company implemented a restructuring plan for its preferred equity and the majority of its subordinated indebtedness (following approval by shareholders of the issuance of Common Stock in connection therewith), which resulted in a significant increase in the Company's overall equity as well as a significant reduction in the Company's level of indebtedness and ongoing interest expense. In addition, as discussed in Note 8 to the financial statements, during the third quarter of 1998, the Company sold Convertible Preferred Stock to new institutional investors in the principal amount of $5.0 million (with the placement of an additional $5 million of such securities available to the Company upon satisfaction of certain conditions). The funds provided by the WGI Credit Agreement and the private placement of convertible preferred stock are expected to enable the Company to meet its liquidity needs for the balance of 1998. During the fourth quarter of 1998, the Company reached a decision to close its printing facility in Chattanooga, Tennessee. The Company is taking this action in an effort to further improve its cost structure. The Company is contemplating taking a restructuring charge for these plant closures during the fourth quarter of 1998, but it has not yet determined the appropriate amoutn (if any) of such charge. The Company is considering the sale of certain other non-essential assets. The Company also has an ongoing cost reduction program intended to control its general and administrative expenses, and has implemented an inventory control program to eliminate the manufacture of excess goods.

Although management believes that the effects of the restructuring, the private placement of preferred stock and the cost reduction measures described above have enhanced the Company's opportunities for obtaining the additional funding required to meet its liquidity requirements beyond January 1, 1999, no assurance can be given that any such additional financing will be available to the Company on commercially reasonable terms or otherwise. The Company will need to significantly improve sales and profit margins or raise additional funds in order to continue as a going concern.

YEAR 2000

In 1997, the Company upgraded its main computer to an IBM AS/400 model 500. The Company plans to move all mainframe processing to this hardware and to Year 2000 compliant software by mid-1999. The Company's main manufacturing and accounting software package was upgraded in 1997 to the Year 2000 compliant Apparel Business System (ABS) software. The Company plans to move all mainframe processing to this software. By mid-1999, the Company plans to have completed the testing of all of this hardware and software by in-house staff. The cost of these hardware and software upgrades totaled $270,000 in 1997. The Company has budgeted an additional $50,000 for software modifications during 1998 and early 1999.

EDI with customers was addressed in 1997 by acquiring Premenos software for the AS/400. All customer EDI will be moved from a PC system to the mainframe by mid-1999. Fixed asset accounting was moved to a Year 2000 compliant software package in early 1998.

Part II.  OTHER INFORMATION

Items 1-5

Not Required

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          (10.1) Waiver Letter, dated as of October 3, 1998, pertaining to the Amended and Restated Factoring Agreement dated as of October 31, 1997 between the Company and BNY Financial Corporation.

          (27) Financial Data Schedule

     (b)  Reports on Form 8-K:

          None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    SIGNAL APPAREL COMPANY, INC.
                                                           (Registrant)

Date: November 17, 1998                             /s/ Thomas A. McFall
                                                    ----------------------------
                                                    Thomas A. McFall
                                                    Chief Executive Officer


Date: November 17, 1998                             /s/ Howard Weinberg
                                                    ----------------------------
                                                    Howard Weinberg
                                                    Chief Financial Officer

                          SIGNAL APPAREL COMPANY, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED October 3, 1998
                                  EXHIBIT INDEX

Exhibit No.
per Item 601                                                          Sequential
of Reg. S-K      Description of Exhibit                               Page No.
------------     ----------------------                               ----------

(10.1)           Waiver Letter, dated as of
                 October 3, 1998, pertaining to
                 the Amended and Restated
                 Factoring Agreement dated as of
                 October 31, 1997 between the Company and BNY Financial Corporation.

(27)             Financial Data Schedule