Form 10-K
period 1998-12-31
SIGNAL APPAREL COMPANY INC
filed 1999-04-15
CIK 105107

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the Fiscal Year Ended December 31, 1998

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


                  34 Engelhard Avenue, Avenel, New Jersey 07001
              (Address of principal executive offices) (zip code)

        Registrant's telephone number, including area code (732) 382-2882

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

Yes   _X_    No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant: $4,442,459 calculated by using the closing price on the New York Stock Exchange on March 10, 1999 of the Company's Common stock, and excluding common shares owned beneficially by directors and officers of the Company, and by certain other entities, who may be deemed to be "affiliates", certain of whom disclaim such status.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Outstanding as of March 10, 1999
--------------------------------------
Common Stock, $.01 par value 32,910,310 shares

                           DOCUMENTS INCORPORATED BY REFERENCE

Part of                     Documents from Which Portions are
Form 10-K                   Incorporated by Reference
---------                   -------------------------

Part III Proxy Statement 1999 for Annual Meeting of Shareholders' SIGNAL APPAREL COMPANY, INC.

                                ANNUAL REPORT ON

                                    FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                      INDEX


Item

PART I

1.     Business                                                               4

2.     Properties                                                             8

3.     Legal Proceedings                                                      9

4.     Submission of Matters to a Vote of Security Holders                    9

PART II

5.     Market for the Registrant's Common Equity and
        Related Stockholder Matters                                          10

6.     Selected Financial Data                                               10

7.     Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                  10

8.     Financial Statements and Supplementary Data                           17

9.     Disagreements on Accounting and Financial Disclosure                  42

PART III

10.     Directors and Executive Officers of the Registrant                   43

11.     Executive Compensation                                               43

12.     Security Ownership of Certain Beneficial Owners
          and Management                                                     43

13.     Certain Relationships and Related Transactions                       43

PART IV

14.     Exhibits, Financial Statement Schedules and
          Reports on Form 8-K                                                43

                                     PART I

ITEM 1.      BUSINESS

(a) Signal Apparel Company, Inc. ("Signal" or the "Company") is engaged in the screenprinting and marketing of apparel within the following product lines: screenprinted and embroidered knit and woven activewear for men and boys, and screenprinted and embroidered ladies' and girl's activewear, bodywear and swimwear.

     The Company's wholly-owned subsidiary, GIDI Holdings, Inc. doing business as Grand Illusion Sportswear, Inc. ("Grand Illusion"), is a supplier of embellished apparel and other activewear primarily to large corporate accounts.

     The Company's wholly-owned subsidiary, Big Ball Sports, Inc. ("Big Ball"), is a supplier of branded knitwear to the mass market and to department, sporting goods, and specialty stores in the mid-tier and upstairs retail channels.

     In November 1998, the Company acquired the license and certain assets for the world recognized Umbro Soccer Brand in the United States for the department, sporting goods and sports specialty store retail channels.

     As of January 1, 1999, the Company sold the business and assets of its Heritage Sportswear division which was engaged in the manufacture and marketing of upscale knit apparel for the ladies' market.

     On March 22, 1999, the Company purchased the business and assets of Tahiti Apparel, Inc. ("Tahiti"), a leading supplier of ladies and girls activewear, bodywear and swimwear primarily to the mass market as well as to the mid-tier and upstairs retail channels. Tahiti's products are marketed pursuant to various licensed properties and brands as well as proprietary brands of Tahiti.

     In connection with the Company's transition to a sales and marketing orientation from its historical manufacturing structure, the Company closed its Chattanooga, Tennessee printing and distribution facility in December 1998 and its Tazewell, Tennessee cut and sew facility in March 1999. The Company also consolidated its corporate administrative functions into similar functions at Tahiti following completion of the Tahiti acquisition on March 22, 1999.

(b) The Company is engaged in the single line of business of apparel manufacturing and marketing.

     For financial information about the Company, see the information discussed in Item 8 below.

(c)  GENERAL

     Founded in 1891 as Wayne Knitting Mills, a women's hosiery company, in Fort Wayne, Indiana, the Company merged with the H. W. Gossard Co. of Chicago, Illinois in 1967 and became Wayne-Gossard Corporation. The Company's name was changed to Signal Apparel Company, Inc. in February 1987. As a result of a merger in July 1991, The Shirt Shed, Inc. became a wholly-owned subsidiary of the Company. In November 1994, the Company purchased all of the outstanding capital stock of American Marketing Works Inc. (AMW) whose principal business was the marketing of branded licensed apparel. The outstanding capital stock of Grand Illusion and Big Ball was purchased in October 1997 and November 1997, respectively. On March 22, 1999, the Company purchased the business and assets of Tahiti.

     The Company manufactures and markets activewear, bodywear and swimwear in juvenile, youth and adult size ranges. The Company's products are sold principally to retail accounts under the Company's proprietary brands, licensed character brands, licensed sports brands, and other licensed brands. The Company's principal proprietary brands include G.I.R.L., Bermuda Beachwear, Big Ball and Signal Sport. Licensed brands include Hanes Sport, BUM Equipment, Jones New York and Umbro. Licensed character brands include Mickey Unlimited, Winnie the Pooh, Looney Tunes, Scooby-Doo and Sesame Street; and licensed sports brands include the logos of Major League Baseball, the National Basketball Association, and the National Hockey League. Currently, a significant portion of the products manufactured by the Company consists of products generally similar in design and composition to those produced by the Company's competition. The Company's business is, therefore, highly subject to competitive pressures.

     During 1998 and the first quarter of 1999, the Company has undergone a strategic change from a manufacturing orientation to a sales and marketing focus and presently operates under the following strategic business unit structure:

     TAHITI APPAREL BUSINESS UNIT:

     Tahiti Apparel designs and sells a range of women's and girls' activewear, bodywear and swimwear primarily to mass market retailers as well as to the mid-tier, specialty store and department store retail channels. This unit's products are sourced from various suppliers and embellished with silkscreened and embroidered graphics in the Company's facilities or by other suppliers. Finished products are marketed under licenses from Warner Brothers, Disney Enterprises, B.U.M. International, Hanes and Jones New York among others, as well as under the proprietary brands Tahiti Swimwear, G.I.R.L. and Bermuda Beachwear.

     LICENSED SPORTS BUSINESS UNIT:

     The Licensed Sports Business Unit is engaged in selling embellished apparel to mid-tier and mass merchants, chain stores, sporting goods and sport specialty stores and department stores as a line of popularly priced activewear, ranging from children's to adult sizes. This unit markets tops and bottoms sourced from various suppliers and embellished in the Company's facilities or by other suppliers with a variety of silkscreened and embroidered graphics derived under license from popular cartoons, colleges and professional sports leagues (MLB, NBA and NHL). Finished products are generally sold under licensed brands such as Hank Aaron Originals and Magic Johnson Originals or the Company's Signal Sport brand.

     UMBRO AMERICA BUSINESS UNIT:

     The Umbro America Business Unit is engaged in selling to mid-tier, sporting goods, sport specialty and department stores within the United States a line of athletic-oriented activewear and footwear ranging from children's to adult sizes and soccer hardgoods. This unit's products, featuring the world recognized Umbro Soccer Brand, are sourced from various suppliers and embellished in the Company's facilities or by other suppliers with screenprinted and embroidered graphics. The Company began selling Umbro products in 1999.

     LICENSED BRANDS AND CHARACTER BUSINESS UNIT:

     The Licensed Brands and Character Business Unit is engaged in selling to mid-tier and mass merchants, chain stores, and specialty and department stores a line of popularly priced activewear ranging from children's to adult sizes. This unit utilizes tops and bottoms sourced from various suppliers and embellished in the Company's facilities or by other suppliers with a variety of silkscreened and embroidered graphics derived under license from popular cartoons, movies, and television shows, as well as licensed brands and original concepts produced by the Company's internal creative art staff.

     BIG BALL SPORTS BUSINESS UNIT:

     The Big Ball Sports Business Unit is engaged in selling to the mass market, mid-tier stores and upstairs department, sporting goods and specialty store accounts a line of popularly priced screenprinted and embroidered activewear apparel ranging from children's to adult sizes. This unit markets tops and bottoms obtained from various suppliers which are embellished primarily in the Company's facilities with the proprietary "Is Life" and "Big Ball Sports" trademarks and other proprietary graphic images.

     GRAND ILLUSION SPORTSWEAR BUSINESS UNIT:

     The Grand Illusion Sportswear Business Unit is engaged in selling screenprinted and embroidered apparel to large corporate accounts and distributors servicing those accounts in children's, youth and adult size ranges. This unit obtains products from various suppliers and imprints the logos and other indicia of the unit's corporate accounts.

     SALES BY PRODUCT LINE

     The following table reflects the percentage of net sales contributed by the Company's product lines to net sales during 1998, 1997, and 1996:

                                                          Percentage of
       Product Line                                         Net Sales
                                                     ----------------------
                                                     1998     1997     1996
                                                     ----     ----     ----

     Active sportswear                                 2%       7%      18%

     Embellished (Licensed Sports,                    75%      66%      58%
     Licensed Character, Big Ball Sports
     & Grand Illusion)

     Women's knit apparel                             23%      27%      24%
     (Heritage Sportswear
     Division sold as of
     January 1, 1999)

     Sales to major customers for the years in the period ended December 31, 1998, 1997 and 1996 were as follows:

     Wal-Mart - 19%, 20% and 14% of the Company's total sales, respectively. Kmart - 10%, 10% and 12% of the Company's total sales, respectively.

     The above numbers do not reflect sales by the Company's Tahiti Apparel division acquired in March 1999.

     DESCRIPTION OF OPERATIONS

     During the course of 1998 and the first quarter of 1999, the Company completed its transition from a manufacturer of garments to a purchaser of blank and embellished finished garments from a variety of domestic and international suppliers. Blank products are screenprinted in the Company's facilities or embroidered or screenprinted by other suppliers. The supply and price of finished products is dependent upon a variety of factors including demands from competitive companies, worldwide crop conditions and in the case of synthetic products, global petroleum availability. These factors generally have had a greater impact on price than on availability. The Company also purchases inks, hangers, cartons, bags and ticketing for its products.

     Although the Company does not have formal arrangements extending beyond one year with its suppliers, the Company has not experienced any significant difficulty obtaining necessary blank or finished products from its current sources and believes that, in any event, adequate alternative sources are available.

     "Big Ball", "...Is Life" and "Signal Sport" are the principal registered trademarks of the Company. The Company acquired the trademarks Tahiti Swimwear, Bermuda Beachwear and BodyMax among others in connection with its acquisition of Tahiti. The Company and its various subsidiaries are licensed directly or through affiliates of well-known athletes to use various trademarks of the National Basketball Association, Major League Baseball, the National Hockey League and various colleges in connection with collections of embellished activewear. The Company is also licensed by Warner Brothers and other companies to print various cartoon, movie and celebrity characters and other graphics on garments. The Company is licensed by affiliates of well known athletes Magic

     Johnson (for NBA products)and Hank Aaron (for MLB products) to produce and sell products bearing labels with their respective names. The Company is also licensed for the Umbro Brand by Umbro International.

     The Company also acquired various licensed rights in connection with its acquisition of Tahiti. These licenses include Mickey Unlimited, Mickey's Stuff for Kids and Winnie the Pooh from Disney Enterprises, Looney Tunes and Scooby-Doo from Warner Brothers, Sesame Street from the Children's Television Workshop as well as licenses for the brands Hanes Sport, BUM Equipment and Jones New York.

     The licenses held by the Company vary significantly in their terms and duration. The Company's licenses with the NBA, MLB and NHL, generally, are renewed for one to two-year terms on an annual basis. Negotiations for renewal of the Company's NBA license, presently scheduled to expire on July 31, 1999, typically commence during the second calendar quarter. An agreement in principle has been reached to extend the Company's MLB license, held through an affiliate of Hank Aaron, through at least December 31, 1999 with an option to extend through December 31, 2000. The Company's license with the National Football League expired, subject to certain sell-off rights, on March 31, 1999 and will not be renewed. During the year ended December 31, 1998, licensed NFL product sales were approximately 15% of consolidated revenue. The loss of this license could also affect the Company's ability to sell other professional sports apparel to its customers.

     The Company obtained the U.S. license for Umbro, a world recognized soccer brand and will begin selling Umbro apparel, footwear and hardgoods in 1999. The Company's license for Umbro has a five year term (subject to certain repurchase rights by the licensor).

     The licenses acquired by the Company in connection with the acquisition of Tahiti generally have two-year terms. A number of the Tahiti licenses are scheduled to expire on December 31, 1999, and the Company anticipates renewal discussions to commence during the third quarter of 1999.

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

     During 1998, the Company sold its products to over 1,600 customers, including department stores, specialty stores, mass merchandisers and other retailers, wholesalers, and distributors. Products are primarily shipped directly from the Company's facilities and warehouses or from third party screenprint or embroidery locations. The trend for the Company's sales to be concentrated on a few large customers which possess significant negotiating power with regard to the terms of sale and the possible return of certain merchandise continued in 1998.

     Signal's scheduled back orders at year-end, as expressed in thousands of dollars approximated $5,000 in 1998; $5,300 in 1997 and $6,750 in 1996.

     Scheduled order backlogs consist of orders received from customers and entered into the Company's order entry system, at which point the orders are scheduled for production. The Company expects to ship substantially all of its December 31, 1998 backlog of unfilled orders by December 31, 1999; however, orders are subject to cancellation by customers prior to shipment, generally without penalty unless specially embellished to order. The
     Company's backlog of orders on December 31, 1998 is not necessarily indicative of actual shipments or sales for any future period, and period-to-period comparisons from 1998 to 1997 may not be meaningful.

     The apparel industry as a whole, including the part of the industry engaged in by the Company, is highly competitive. The Company believes that the principal methods of competition in the markets in which it competes are design and styling, price and quality. The licensed and branded markets are influenced by fashion, design, color, consistent quality and consumer loyalty. Imports offer competition throughout the Company's product lines. The industry is very fragmented, and the Company's relative position in the industry is not known.

     Compliance with federal, state and local provisions which have been enacted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have not had, and are not expected to have, any material effect upon the capital expenditures, operating results, or the competitive position of the Company.

     The Company had approximately 146 employees at March 1, 1999, compared to 810 employees at March 1, 1998.

(d) All of the Company's manufacturing facilities are located in the United States. Substantially all (over 95%) of the Company's sales are domestic.

ITEM 2. PROPERTIES

As of December 31, 1998, the Company operated owned and leased facilities, aggregating approximately 651,300 square feet of usable space. However, the Company sold 249,500 square feet of manufacturing, warehousing distribution and office space utilized by its Heritage Division effective January 1, 1999. The following table sets forth certain information concerning each of these facilities (excluding the Heritage Division facilities sold):

Facility                            Square                        Owned/                         Products/
Location                            Feet                          Leased                         Operations
--------                            ----                          ------                         ----------
SIGNAL:

Chattanooga, TN                       92,500                     Leased                          Warehouse,
                                                                 (temporary)                     distribution and
                                                                                                 offices

New Tazewell, TN                      91,300                     Leased                          Apparel - cut and
                                                                 (temporary)                     sew, warehouse and
                                                                                                 distribution.
                                                                                                 (Idle except for
                                                                                                 warehousing as of
                                                                                                 March 8, 1999.)

New York,  NY                          1,400                     Leased                          Showroom


BIG BALL SPORTS:

Houston, TX                           62,700                     Leased                          Screen printing,
                                                                                                 warehouse,
                                                                                                 distribution and
                                                                                                 offices

GRAND ILLUSION SPORTSWEAR:

Schaumburg, IL                        28,200                     Leased                          Screenprinting, warehouse,
                                                                                                 distribution and office

IDLE FACILITIES:

Marion, SC                            29,200                     Owned                           Idle (for sale)

Wabash, IN                            69,000                     Owned                           Idle (for sale)

The buildings at all operating facilities set forth in the table above and the machinery and equipment contained therein are well maintained and are suitable for the Company's needs (see later paragraph for a discussion of the idle facilities). Substantially all of the buildings are protected by sprinkler systems and automatic alarm systems, and all are insured for amounts which the Company considers adequate.

The Company owns facilities in Marion, S.C. and Wabash, Indiana, aggregating approximately 98,200 square feet, which were idle at December 31, 1998. At the present time, the Company intends to sell these facilities.

As part of its strategic plan, the Company closed 250,000 square feet of screenprinting, warehousing, distribution and office space in Chattanooga, Tennessee and shifted these functions into other Company facilities or to outside contractors. The Company also closed its cut and sew facility in New Tazewell, Tennessee in March, 1999 except for a temporary warehousing function. The Company also closed approximately 12,100 square feet of office space in Chattanooga, Tennessee during the first quarter of 1999 and consolidated these functions into similar functions at Tahiti. The Company's remaining Chattanooga facilities are under month-to-month leases and are planned to be closed during the second quarter of 1999. Except for screen-printing at facilities in Houston, Texas and Schaumburg, Illinois, the Company uses independent contractors to supplement the productive capabilities of its sown manufacturing facilities. The Company believes the production of its own facilities plus the contracted production will support the expected level of business in 1999.

ITEM 3. LEGAL PROCEEDINGS

The Company is unaware of any material pending legal proceeding other than ordinary, routine litigation incidental to its business, except as noted below.

On April 5, 1999, litigation was commenced against the Company by former employees of the Company's LaGrange, Georgia facility which the Company closed in December 1996. The litigation complaint alleges that the Company violated the provisions of the WARN Act in connection with the closing of the LaGrange facility. The Company intends to defend its position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of 1998.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET PRICES AND DIVIDENDS

                                                Quarter Ended

                          March 31          June 30        September 30     December 31
                        -------------    -------------    -------------    -------------
                        1998     1997    1998     1997    1998     1997    1998     1997
                        -------------    -------------    -------------    -------------
Common Stock:
High                    $1.94   $3.00    $3.25   $1.75    $3.13   $1.88    $2.25   $4.38
Low                      1.00    1.75      .75    1.00     1.63     .88     1.13    1.13
Cash dividends              0       0        0       0        0       0        0       0

The Company's loan agreements contain provisions which currently restrict the Company's ability to pay dividends (see Note 5 of Notes to Consolidated Financial Statements). No Common Stock dividends were declared during the five-year period ended December 31, 1998, (See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 5 and 13 of Notes to Consolidated Financial Statements.)

Shareholders of record as of March 23, 1999: Common 990

The Company's Common Stock is listed on the New York Stock Exchange. (Symbol "SIA")

ITEM 6. SELECTED FINANCIAL DATA

SUMMARY OF SELECTED FINANCIAL DATA
Dollars in Thousands (Except Per Share Data)

                           1998        1997(b)     1996        1995      1994(a)
                         --------------------------------------------------------
Net sales                $ 50,076    $ 44,616    $ 58,808    $ 89,883    $ 95,818

Net loss                  (35,607)    (30,345)    (33,696)    (39,959)    (53,304)

Basic/diluted net loss
     per common share       (1.22)      (2.39)      (2.91)      (3.80)      (6.88)

Total assets               18,464      26,722      26,167      43,229      69,448

Long-term obligations      70,728      60,147      66,423      57,243      49,258

(a) The data includes amounts applicable to American Marketing Works from date of acquisition, November 22, 1994.

(b) The data includes amounts applicable to Grand Illusion and Big Ball Sports from the dates of acquisition, October 1, 1997 and November 5, 1997, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1998 COMPARED WITH 1997

Net sales of $50.1 million for 1998 represent an increase of 12% or $5.5 million when compared to the $44.6 million in net sales for 1997. This increase is comprised of an $8.0 million increase for screenprinted and embellished products offset by decreases of $2.2 million in undecorated activewear and a $0.3 million decrease for women's fashion knitwear.

Gross profit was $7.1 million (14% of sales) in 1998 compared to $5.3 million (12% of sales) in 1997. The $1.8 million increase in gross profit in 1998 was the result of increased first quality sales and other efficiencies as well as improved margins on first quality sales due to sales mix and decreased closeout sales.

Royalty expense related to licensed product sales was 8% and 12% of total sales for 1998 and 1997, respectively. The decrease in royalty expense percentage from 1997 is the result of increased sales of licensed products relative to total sales. The additional licensed sales achieved more revenues, thereby covering the minimum royalty obligations and resulting in a lower percentage of cost of sales.

Selling, general and administrative ("SG&A") expenses were 46% and 31% of sales for the years ended December 31, 1998 and 1997, respectively. Actual SG&A expense increased $8.9 million to $22.8 million principally due to additional costs associated with Big Ball and Grand Illusion.

The primary element making up the 1998 other income (expense) amount of $1.3 million is a gain on the disposal of certain fixed assets.

The nonrecurring charge of $3.8 million in 1998 was the result of the Company reevaluating its business strategy. The reevaluation resulted in a change from the Company being primarily a manufacturer of products to primarily a sales, marketing, merchandising and distribution company for activewear and other clothing. As a result, the Company has reviewed the carrying value of all abandoned facilities and the related equipment and wrote said assets down by $1.4 million to the estimated net realizable value based on current conditions. In addition, the Company has accrued $1.4 million for costs associated with plant closings and the reorganization of administrative functions. Also included in the nonrecurring charge is a dispute regarding raw material purchases from a third party vendor. The Company anticipates incurring existing costs associated with this third party vendor of approximately $1,000,000.

As a result of the restructuring and change in business strategy, the Company wrote off the goodwill associated with the acquisition of Big Ball and Grand Illusion.

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

The primary elements making up the 1997 other expense amount of $1.6 million are a $0.8 million write down of property, plant and equipment, a $0.3 million bank charge for failing to reach the minimum sales requirements under its factoring agreement, a $0.1 million in additional amortization of goodwill and $0.1 million in factor charges for customer late payments.

The primary elements making up the 1996 other expense amount of $4.1 million are a $3.1 million write-down of property, plant and equipment which have been idled and/or held for resale, $0.2 million in factor charges for customer late payments and $0.2 million accrued severance.

FINANCIAL CONDITION

Additional working capital was required in 1998 to fund the continued losses incurred by the Company. Such working capital was provided through several transactions with the Company's principal shareholders and its senior lender. In 1998, the Company received $8.25 million from WGI, LLC, and certain of its affiliates (collectively "WGI"), a principal shareholder, bringing the Company's total subordinated indebtedness to WGI to $19.46 million as of December 31, 1998. During 1998, the terms of this indebtedness were redocumented in the form of a new Credit Agreement effective May 8, 1998. See Note 5. At December 31, 1998, the Company had borrowings in excess of its borrowing base of approximately $8.2 million with its senior lender compared to $21.0 million at December 31, 1997. (See Notes 5 and 13 to the accompanying Consolidated Financial Statements of the Company for a more detailed discussion of the discretionary over-advance facilities with the Company's senior lender).

The working capital deficit at December 31, 1998 increased $14.0 million from the prior year. The increase in the working capital deficit was primarily due to a decrease in receivables ($2.6 million), a decrease in the note receivable ($0.2 million), an increase in the revolving advance account ($3.6 million) and an increase in accounts payable, accrued liabilities and accrued interest (aggregating $10.1 million). These were offset by an increase in inventories ($2.3 million), and a decrease in the current maturities of long term debt ($0.7 million).

Accounts receivable decreased $2.6 million or 64% compared to the prior year. The decrease was partially due to management aggressively pursuing collection of outstanding accounts as well as an extensive review of charge backs and other pending credits and evaluating the collectivity thereof.

Inventories increased by $2.3 million or 22% compared to last year. Inventories increased as a result of the Company's sourcing of more products from overseas, thus requiring additional inventory levels in order to meet safety stock requirements. Days sales in inventory increased from 84 days in 1997 to 90 days of sales in 1998. In addition, in anticipation of the closing of the Tazewell cut-and-sew facility in 1999, management pursued an aggressive conversion of all raw material on hand into finished blank garments during the last quarter of 1998.

Accounts payable, accrued liabilities and accrued interest increased $10.1 million or 87% over prior year-end. This was a result of the Company's cash and borrowing position deteriorating due to losses incurred in fiscal 1998, thereby slowing payments to all vendors.

Cash used in operations was $16.2 million in 1998, compared to $20.8 million used in operating activities in 1997. The net loss of $35.6 million and an increase in inventories ($2.3 million) were the primary uses of funds in 1998. These items were partially offset by depreciation and amortization ($3.9 million), write-downs and restructuring costs ($3.8 million), significantly lower receivable levels ($2.6 million), and an increase in accounts payable, accrued liabilities and accrued interest ($8.1 million).

Cash provided by investing activities of $1.6 million resulted primarily from sales of property and equipment. There were no outstanding commitments to purchase equipment at December 31, 1998. During 1999, the Company does not anticipate any significant capital expenditures.

Cash provided by financing activities was $14.7 million in 1998 The Company received proceeds of $4.6 million from the sale of its Series G1 Preferred Stock. In addition it borrowed an additional $8.2 million from WGI as well as $3.6 million under its revolving advance account. This was partially offset by principal payments on borrowings of $3.3 million.

The revolving advance account increased $3.6 million from $40.5 million at year-end 1997 to $44.0 million at December 31, 1998. Under the amended and restated factoring agreement, the Company's total outstanding obligations to the Senior lender cannot exceed the lower of $55 million or the borrowing base as defined. At year-end, the borrowing base was $9.2 million. Therefore, approximately $34.8 million was over advanced under the revolving advance account. The over-advance is secured by treasury bills pledged by a principal shareholder, and in part, by the guarantee of two principal shareholders.

Effective March 22, 1999, pursuant to a Revolving Credit, Term Loan and Security Agreement dated March 12, 1999 ( the "Credit Agreement") the Company completed a new financing arrangement with its senior lender, BNY Financial Corporation (in its own behalf and as agent for other participating lenders). This arrangement provides the Company with funding of up to $98,000,000 (the "Maximum Facility Amount") under a combined facility that includes a $50,000,000 Term Loan (supported in part by $25,500,000 of collateral pledged by an affiliate of WGI, LLC, the Company's principal shareholder) and a Revolving Credit Line of up to $48,000,000 (the "Maximum Revolving Advance Amount"). Subject to the lenders' approval and to continued compliance with the terms of the original facility, the Company may elect to increase the Maximum Revolving Advance Amount from $48,000,000 up to $65,000,000, in increments of not less than $5,000,000. In no event, however, can the Maximum Facility Amount (after taking such increase into account) exceed $115,000,000.

The Term Loan portion of the new facility is divided into two segments with differing payment schedules: (i) $27,500,000 ("Term Loan A") payable, with respect to principal, in a single installment on March 12, 2004 and (ii) $22,500,000 ("Term Loan B") payable, with respect to principal, in 47 consecutive monthly installments on the first business day of each month commencing April 1, 2000, with the first 46 installments to equal $267,857.14 and the final installment to equal the remaining unpaid balance of Term Loan B. The Credit Agreement allows the Company to prepay either term loan, in whole or in part, without premium or penalty.

In connection with the Revolving Credit Line, the Credit Agreement also provides (subject to certain conditions) that the senior lender will issue Letters of Credit on behalf of the Company, subject to a maximum L/C amount of $40,000,000 and further subject to the requirement that the sum of all advances under the revolving credit line (including any outstanding L/Cs) may not exceed the lesser of the Maximum Revolving Advance Amount or an amount (the "Formula Amount") equal to the sum of:

     (1)  up to 85% of Eligible Receivables, as defined, plus

     (2) up to 50% of the value of Eligible Inventory, as defined (excluding L/C inventory and subject to a cap of $30,000,000 availability), plus

     (3) up to 60% of the first cost of Eligible L/C Inventory, as defined, plus

     (4) 100% of the value of collateral and letters of credit posted by the Company's principal shareholders, minus

     (5)  the aggregate undrawn amount of outstanding Letters of Credit, minus

     (6)  Reserves (as defined).

In addition to the secured revolving advances represented by the Formula Amount, and subject to the overall limitation of the Maximum Revolving Advance Amount, the agreement provides the Company with an additional, unsecured Overformula Facility of $17,000,000 (the outstanding balance of which must be reduced to not more than $10,000,000 for at least one business day during a five business day cleanup period each month) through December 31, 2000. Between December 31, 2000 and June 1, 2001, both the maximum overall balance and the maximum "cleanup period" balance under this Overformula Facility are gradually reduced to zero in six equal monthly increments. Subject to the limitations of the Maximum Revolving Advance Amount and the Formula Amount, as well as the Maximum Facility Amount, the agreement also provides that the senior lender (in its individual capacity) may make Swingline Loans of up to $5,000,000 to the Company for periods not to exceed seven (7) days for any one such loan.

Interest on all amounts advanced under the facility (pursuant to the either Term Loan or Revolving Advances (including any outstanding Letters of Credit)) is payable in arrears on the last day of each month. The facility allows the Company to select (separately) interest rates for both the Term Loan and Revolving Advances based on either a Domestic Rate or a Eurodollar Rate. Interest on Domestic Rate Loans is payable at a fluctuating Alternate Base Rate equal to the higher of the prime rate (as defined) or the federal funds rate plus 0.5%, plus the Applicable Margin (as defined). Interest on Eurodollar Rate Loans is payable at a fluctuating Eurodollar Rate equal to the daily average of the 30-day London Interbank Offered Rate as published in The Wall Street Journal (calculated as prescribed in the agreement), plus the Applicable Margin (as defined). The Applicable Margin for both Domestic Rate Loans and Eurodollar Rate Loans is tied to the Company's ratio of Funded Debt to Free Cash Flow (each as defined in the agreement), and ranges (A) in the case of Domestic Rate Loans, from zero for a ratio less than or equal to 1.0:1 to 1.25% for a ratio greater than 5.0:1 and (B) in the case of Domestic Rate Loans, from 1.5% for a ratio less than or equal to 1.0:1 to 3.5% for a ratio greater than 5.0:1.

Notwithstanding the foregoing, the Credit Agreement provides that (x) from and after the Closing Date through and including the earlier of (i) the first anniversary of the Closing Date and (ii) the date on which the senior lender receives the Company's 1999 annual audited financial statements as required, the Applicable Margin shall be 1.25% for Domestic Rate Loans and 3.5% for Eurodollar Rate Loans, and (y) from and after the date that the Company repays in full Term Loan B and (ii) the date at which advances are no longer permitted under the Overformula Facility, the Applicable Margin in effect from time to time for both Domestic Rate Loans and Eurodollar Rate Loans shall be increased by .50%.

In addition to the amounts due for  interest,  the Company is  obligated to pay:
(i) a monthly unused facility fee, computed at the rate of 0.25% per annum, on the difference between the Maximum Revolving Advance Amount and the average daily balance of outstanding Revolving Advances (plus the aggregate undrawn amount of outstanding Letters of Credit) during that month; (ii) a monthly fee computed at the rate of 0.25% per annum on the outstanding face amount of any Letters of Credit (plus certain customary fees charged by The Bank of New York in connection with issuing letters of credit); and (iii) certain administrative fees payable to the senior lender under a fee letter executed in connection with the agreement.

The Credit Agreement requires, among other things, maintenance by the Company of prescribed minimum amounts of tangible net worth, ratios of current assets to current liabilities, working capital and net operating results (excluding extraordinary items). The Credit Agreement also limits the Company's ability to pay dividends, the Company's future capital expenditures and the amount of indebtedness the Company may incur, and effectively prohibits future acquisition or business combination transactions by the Company without the lenders' consent. As the Company has not yet closed its books on the first quarter of Fiscal 1999, the Company at present is not able to determine whether it was in compliance with all of the applicable covenants under the Credit Agreement as of the end of such quarter.

In consideration of the provision of the additional, unsecured Overadvance Facility prescribed in the agreement, the Company permitted the senior lender to purchase a total of 1,791,667 shares of the Company's Common Stock at the par value of $.01 per share (the "Issued Shares") under the terms of a separate
Subscription and Stock Purchase Agreement executed in conjunction with the Credit Agreement. The Company also issued to the senior lender a Warrant to purchase up to 375,000 additional shares of its Common Stock (the "Warrant
Shares")  at  an  exercise  price  of  $1.50  per  share.   Subject  to  certain
requirements for advance notice to the Company by the holder regarding the number of Warrant Shares which the holder intends to purchase, the Warrant becomes exercisable over a three-year period beginning December 31, 1999 with respect to a maximum of 125,000 shares per year. The agreement also gives the senior lender the right to have both the Issued Shares and the Warrant Shares registered for resale under the Securities Act of 1933 in prescribed installments over a staggered period of time, and provides certain customary antidilution protections with respect to the Warrant Shares and the 625,000 Issued Shares for which resale registration is delayed.

The Subscription and Stock Purchase Agreement also provides for certain put and call options with respect to the Issued Shares. Under the put option, the senior lender will have the right (upon specified advance written notice) once each calendar year for three years, beginning December 31, 1999, to require the Company to purchase up to 388,889 of the Issued Shares at a price of $1.50 per share. This right will only be exercisable, however, if the average closing bid price of the Company's Common Stock for the five trading days prior to the date of the exercise of the put option is less than $1.50. Under the call option, the Company has the right (but not the obligation), exercisable at any time while the senior lender holds the 1,166,667 issued shares for which registration is not delayed under the agreement, to purchase all or any of the portion of such shares at $3.00 per share.

Interest expense was $8.6 million in 1998 compared to $14.7 million in 1997. Total outstanding debt averaged $65.437 million and $63.285 million for 1998 and 1997, respectively, with average interest rates of 10.0% and 20.3%. Average outstanding debt increased as a result of continuing losses. The decrease in the average interest rate was attributable to interest rates for debt with WGI, LLC being reduced from 25% to 10%. Included in interest expense is $1,672,000 of amortization of debt issuance costs which increased the effective interest rate of the Company from 10% to 14% per annum. The Company has been unable to fund its cash needs from operating activities. The Company's liquidity shortfalls were primarily funded through the additional advances from its primary lending sources and the sale of certain convertible preferred securities.

The Company also uses letters of credit to support some domestic sourcing of inventory and certain other obligations. Outstanding letters of credit were $2.0 million at December 31, 1998 (excluding collateral of $2.0 million pledged to the senior lender in the form of a standby letter of credit).

Total shareholders' deficit increased by $39.7 million compared to year-end 1997, primarily as a result of losses of $35.6 million during the year.

YEAR 2000

The Company recognizes the need to ensure its operations will not be adversely impacted by year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the year 2000 date are a known risk. The Company is in the process of developing a plan to ensure its systems are compliant with the requirements to process transactions in the year 2000. The following is a status report of the Company's efforts to date for fulfilling those compliance requirements:

The Company is in the process of updating its current software, developed for the apparel industry, which will make the information technology ("IT") systems year 2000 compliant. This software modification, purchased from a third party vendor, is expected to be installed, tested and completed on or before September 30, 1999, giving the Company additional time to test the integrity of the system.

Although the Company believes that the modification to the software which runs its core operations is year 2000 compliant, the Company does utilize other third party equipment and software that may not be year 2000 compliant. If any of this software or equipment does not operate properly in the year 2000 and thereafter, the Company could be forced to make unanticipated expenditures to cure these problems, which could adversely affect the Company's business.

The total cost of the new software and implementation necessary to upgrade the Company's current IT system plus address the year 2000 issues is estimated to be approximately $100,000. Planned costs have been budgeted in the Company's operating budget. The projected costs are based on management's best estimates and actual results could differ as the new system is implemented. Approximately $20,000 has been expended as of December 31, 1998.

While the Company was aware of and was in the process of addressing all known and anticipated year 2000 issues, no formal plan had been adopted. Accordingly, the Company is in the process of, and has adopted, a formal year 2000 compliance plan and expects to achieve implementation on or before September 30, 1999. This effort will be headed by a new MIS manager and include members of various operational and functional units of the Company.

The Company is cognizant of the risk associated with the year 2000 and has begun
a  series  of   activities  to  reduce  the  inherent   risk   associated   with
non-compliance.

The Company has planned to hire a new MIS manager whose primary responsibility will be to insure that all Company systems are Year 2000 compliant. Among the activities which the Company has not performed to date include: software (operating systems, business application systems and EDI system) must be upgraded and tested (although these systems are integrated and are included in the Company's core accounting system); PC's must be assessed and upgraded for compliance, letters/inquiries have not been sent to suppliers, vendors, and others to determine their compliance status (although the Company's principal customers, Wal-Mart, Target and K-Mart, have indicated that they are Year 2000 compliant).

In the event that the Company or any of its significant customers or suppliers does not successfully and timely achieve year 2000 compliance, the Company's business or operations could be adversely affected. Thus, the Company is in the process of adopting a contingency plan.

The Company is currently developing a "Worst Case Contingency Plan" which will include generally an environment of utilizing spreadsheets and other "work around" programming and procedures. This contingency system will be activated if the current plans are not successfully implemented and tested by October 31,1999. The cost of these alternative measures are estimated to be less than $25,000.

The Company believes that its current operating systems are fully capable (except for year 2000 data handling) of processing all present and future transactions of the business. Accordingly, no major efforts have been delayed or avoided which affect normal business operations as a result of the incomplete implementation of the year 2000 IT systems. These current systems will become the foundation of the Company's contingency system.

LIQUIDITY AND CAPITAL RESOURCES

The Company executed a new Revolving Credit Agreement and Term Loan on March 22, 1999 with its senior lender, BNY Financial Corporation (a subsidiary of the Bank of New York). The term of the agreement extends through April 2004. (See
Financial Condition and Note 13 to the Notes to Consolidated Financial Statements.)

The new Revolving Credit Agreement and Term Loan provides the Company with up to a maximum of $98.0 million aggregate credit availability, based on the Company's inventory, receivables, fixed assets, collateral pledged and guarantees by principal shareholders of the Company. Financial covenants under the agreement have been modified in accordance with management's current business plan for the Company. In connection with the agreement, the Company has issued to the Senior Lender 1,791,667 shares of restricted common stock and exercisable warrants to purchase up to 375,000 shares of the Company's Common Stock at $1.50 per share.

As a result of continuing losses, the Company has been unable to fund its cash needs through cash generated by operations. The Company's liquidity shortfalls from operations during these periods have been funded through several transactions with its principal shareholders and with the Company's senior lender. These transactions are detailed above in the Financial Condition section.

Throughout 1998 and during the first quarter of 1999, the Company experienced liquidity shortfalls from operations that were resolved through additional advances against the Company's available borrowing capacity. These shortfalls bring into question whether the Company will be in compliance with the financial covenants of its new Revolving Credit Agreement and Term Loan at the end of the first quarter for fiscal 1999 or have sufficient capacity under its available borrowings to fund its operating needs. Accordingly, all debt due the senior lender has been classified as a current liability in the consolidated balance sheets. If the senior lender were to accelerate the maturity of such debt, the Company would not have funds available to repay the debt.

If the debt due the senior lender does become subject to accelerated maturity, there can be no assurances the Company would be able to find other financing sources to continue operations or repay the senior lender.

The Company's continued existence is dependent upon its ability to raise additional debt or equity financing and to substantially improve its operating results during 1999. Plans to improve operations include: (i) reducing general and administrative costs, (ii) focusing the Company's efforts on the embellished activewear business, including licensed products and various cartoon characters, (iii) reducing costs of sales through outsourcing and other measures, (iv) seeking appropriate additional acquisitions to enhance the Company's sales and profitability, (v) the sale of idle facilities, and (vi) integration of the acquisition of Tahiti Apparel, Inc. to increase sales and gross margins.

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

If the Company's sales and profit margins do not substantially improve in the near term, the Company may be required to seek additional capital in order to continue its operations and to move forward with the Company's turnaround plans, which include seeking appropriate additional acquisitions (subject to approval of any such acquisitions by the Company's senior lender). To obtain such additional capital and such financing, the Company may be required to issue additional securities that may dilute the interests of its stockholders. Although management believes that the new Revolving Credit Agreement and Term Loan will provide the Company with adequate financial resources in Fiscal 1999, no assurance can be given that such financing will be adequate or, if required, additional financing will be available to the Company on commercially reasonable terms or otherwise. If the Company's sales and profit margins do not significantly improve and additional funds cannot be raised as needed, the Company will not be able to continue as a going concern.

INFLATION AND CHANGING PRICES

Inflation and changing prices have not had a material effect on the Company's results of operations or financial condition during the past three years.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Report of Independent Public Accountants

Consolidated Balance Sheets as of December 31, 1998 and December 31, 1997

Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996

Consolidated Statements of Shareholders' Deficit for the Years Ended December 31, 1998, 1997 and 1996

Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996

Notes to Consolidated Financial Statements

Financial Statement Schedules:

See Part IV, Item 14 (a) 2

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Signal Apparel Company, Inc.:

We have audited the accompanying consolidated balance sheets of SIGNAL APPAREL COMPANY, INC. (an Indiana corporation) AND SUBSIDIARIES as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' deficit and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Signal Apparel Company, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has as of December 31, 1998 a working capital deficit of $56.9 million, an accumulated deficit of $284.9 million, and the liquidity of the Company has been adversely affected by recurring losses from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


/s/Arthur Andersen LLP
ARTHUR ANDERSEN LLP

Chattanooga,  Tennessee
March 26, 1999
(Except for the matter
discussed in the
last paragraph of Note 11
as to which the date
is April 12, 1999)

                  Signal Apparel Company, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                           December 31, 1998 and 1997
                (in thousands of dollars, except per share data)

                                                                       1998         1997
                                                                     ---------    ---------
Assets:
     Current assets:
         Cash and cash equivalents                                   $     403    $     384
         Receivables, less allowance for doubtful
            accounts of $2,443 and $1,887, respectively                  1,415        3,981
         Note receivable                                                   283          500
         Inventories                                                    12,641       10,390
         Prepaid expenses and other                                        539          531
                                                                     ---------    ---------

               Total current assets                                     15,281       15,786
                                                                     ---------    ---------

     Property, plant and equipment, at cost:
         Land                                                              390          433
         Buildings and improvements                                      4,918        7,957
         Machinery and equipment                                        20,023       21,020
                                                                     ---------    ---------

               Total property, plant and equipment                      25,331       29,410
         Less:  accumulated depreciation                                22,330       23,365
                                                                     ---------    ---------

     Net, property, plant and equipment                                  3,001        6,045
                                                                     ---------    ---------

     Goodwill, less accumulated amortization of $56 in 1997                  0        4,832
                                                                     ---------    ---------
     Other assets                                                          182           59
                                                                     ---------    ---------

               Total assets                                          $  18,464    $  26,722
                                                                     ---------    ---------

Liabilities and Shareholders' Deficit:

     Current liabilities:
         Accounts payable                                            $   8,133    $   2,577
         Accrued liabilities                                             9,760        7,395
         Accrued interest                                                3,810        1,603
         Current portion of long-term debt                               6,435        7,110
         Revolving advance account, net of
           unamortized                                                  44,049       40,035
                                                                     ---------    ---------
            Discount of $0 and $422, respectively

               Total current liabilities                                72,187       58,720
                                                                     ---------    ---------

     Long-term debt, principally to related parties, less
        Current portion, net of unamortized discount of
        $6,276 and $3,294, respectively                                 13,968        9,286
                                                                     ---------    ---------
     Commitments and contingencies (Notes 1, 5, 6, 11
        And 13)

     Redeemable Series D Preferred Stock, $100,000
        Stated value per share, 100 shares authorized, none                  0            0
        Outstanding in 1998 and 1997


     Shareholders' deficit:

     Preferred Stock:
        Series F, $100,000 stated value per share, 1,000
           Shares authorized, none outstanding in 1998,                      0       44,316
           443.16 shares issued and outstanding in 1997
        Series G1, $1,000 stated value per share 5,000
           shares authorized, issued and outstanding in
           1998, (cumulative unpaid dividends of $73 in 1998)            4,484            0

                                                                       1998         1997
                                                                     ---------    ---------
        Series H, $100,000 stated value per share, 1,000
          Shares authorized 443.16 issued and outstanding
          In 1998, including cumulative unpaid dividends of $3,989      48,305            0
     Common stock, 80,000,000 shares authorized, $.01
          Par value per share, 32,661,955 and 32,536,460
          Shares issued and outstanding in 1998 and 1997                   326          325
     Additional paid-in capital                                        165,242      160,399
     Accumulated deficit                                              (284,931)    (245,207)
                                                                     ---------    ---------
               Subtotal                                                (66,574)     (40,167)
     Less: Cost of treasury shares (140,220 shares)                     (1,117)      (1,117)
                                                                     ---------    ---------

               Total shareholders' deficit                             (67,691)     (41,284)
                                                                     ---------    ---------

                    Total liabilities and shareholders' deficit      $  18,464    $  26,722
                                                                     ---------    ---------



The accompanying notes to these consolidated financial statements are an integral part of these consolidated balance sheets.

                  Signal Apparel Company, Inc. and Subsidiaries

                      Consolidated Statements of Operations

              For the Years Ended December 31, 1998, 1997 and 1996
                (in thousands of dollars, except per share data)




                                                 1998         1997         1996
                                             --------     --------     --------

Net sales                                    $ 50,076     $ 44,616     $ 58,808
Cost of sales                                  42,999       39,287       54,974
                                             --------     --------     --------

Gross profit                                    7,077        5,329        3,834

Royalty expense                                 4,211        5,467        4,822
Selling, general and
administrative expenses                        22,843       13,916       17,742
Interest expense                                8,645       14,726       10,833
Other (income) expense, net                    (1,315)       1,565        4,133
Write-off of goodwill                           4,542            0            0
Nonrecurring charges                            3,758            0            0
                                             --------     --------     --------

Loss before income taxes                      (35,607)     (30,345)     (33,696)

Income taxes                                        0            0            0
                                             --------     --------     --------

Net loss                                     $(35,607)    $(30,345)    $(33,696)

Less: preferred stock dividends                (4,062)           0            0
                                             --------     --------     --------

Net loss applicable to common stock          $(39,669)    $(30,345)    $(33,696)
                                             ========     ========     ========

Weighted average shares outstanding,           32,644       12,693       11,566
                                             ========     ========     ========
     Basic and diluted

Basic/diluted net loss per share             $  (1.22)    $  (2.39)    $  (2.91)
                                             ========     ========     ========

The accompanying notes to these consolidated financial statements are an integral part of these statements.

                  Signal Apparel Company, Inc. and Subsidiaries

                Consolidated Statements of Shareholders' Deficit

              For the Years Ended December 31, 1998, 1997 and 1996
                   (in thousands of dollars except share data)

                                    Preferred Stock Series
                                                                                      Additional
                                                                              Common    Paid-In-  Accumulated   Treasury
                                  A         C          F        G1        H    Stock    Capital     Deficit      Stock       Total
Balance, December 31, 1995    $39,584   $36,618   $     0    $   0    $    0    $115    $73,012   $(181,166)   $(1,117)    $(32,954)
                              -------   -------   -------    -----    ------    ----   --------   ---------    -------     --------

Net loss                            0         0         0        0         0       0          0     (33,696)         0      (33,696)


Exercise of employee
stock options                       0         0         0        0         0       0        200           0          0          200


Compensation expense
related to stock options
granted below market
value                               0         0         0        0         0       0        295           0          0          295
                              -------   -------   -------    -----    ------    ----   --------   ---------    -------     --------

Balance, December 31, 1996    $39,584   $36,618   $     0    $   0    $    0    $115    $73,507   $(214,862)   $(1,117)    $(66,155)
                              -------   -------   -------    -----    ------    ----   --------   ---------    -------     --------

Net loss                            0         0         0        0         0       0          0     (30,345)         0      (30,345)


Exercise of warrants to
acquire 4,630,000
shares of Common
Stock through
conversion of $10,582
in debt and Series C
Preferred Stock                     0    (3,375)        0        0         0      46     13,911           0          0       10,582

Conversion of $23,802 in
debt and Series C
Preferred Stock into
Series F Preferred Stock            0   (20,514)   44,316        0         0       0          0           0          0       23,802

Conversion of $15,833 in
debt and Series A and C
Preferred Stock into
15,473,220 shares of
Common Stock                  (39,584)  (12,729)        0        0         0     155     67,991           0          0       15,833

Issuance of 855,194
Shares of Common Stock
for Big Ball acquisition            0         0         0        0         0       9      1,274           0          0        1,283

Issuance of 4,750,000
warrants in connection
with extension of debt              0         0         0        0         0       0      3,716           0          0        3,716
                              -------   -------   -------    -----    ------    ----   --------   ---------    -------     --------

Balance, December 31, 1997    $     0   $     0   $44,316    $   0    $    0    $325   $160,399   $(245,207)   $(1,117)    $(41,284)
                              -------   -------   -------    -----    ------    ----   --------   ---------    -------     --------

Net loss                            0         0         0        0         0       0          0     (35,607)         0      (35,607)

Issuance of 125,000
shares of Common Stock              0         0         0        0         0       1        180           0          0          181

Conversion of Series F
Preferred Stock into
Series H Preferred Stock            0         0   (44,316)       0    44,316       0          0           0          0            0

Issuance of 5,000 shares
of Series G1 Preferred
Stock and 162,500
warrants to purchase
common stock                        0         0         0    4,429         0       0        196           0          0        4,625

Issuance of 3,997,000
warrants to purchase
common stock to a lender            0         0         0        0         0       0      4,467           0          0        4,467

                                    Preferred Stock Series
                                                                                      Additional
                                                                              Common    Paid-In-  Accumulated   Treasury
                                  A         C          F        G1        H    Stock    Capital     Deficit      Stock       Total

Accretion of Series G1
Preferred Stock                     0         0         0       55         0       0          0         (55)         0            0

Cumulative accrued
dividends on Series G1
Preferred Stock                     0         0         0        0         0       0          0         (73)         0          (73)

Cumulative accrued
dividends on Series H
Preferred Stock                     0         0         0        0     3,989       0          0      (3,989)         0            0
                              -------   -------   -------   ------   -------    ----   --------   ---------    -------     --------

Balance, December 31, 1998    $     0   $     0   $     0   $4,484   $48,305    $326   $165,242   $(284,931)   $(1,117)    $(67,691)
                              =======   =======   =======   ======   =======    ====   ========   =========    =======     ========


The accompanying notes to these consolidated financial statements are an integral part of these statements.

                  Signal Apparel Company, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                               For the Years Ended

                        December 31, 1998, 1997 and 1996
                (in thousands of dollars, except per share data)


                                                                         1998        1997        1996
                                                                       --------    --------    --------
Operating activities:
Net loss                                                               $(35,607)   $(30,345)   $(33,696)
Adjustments to reconcile net loss to net cash used in operating activities:
         Nonrecurring charges                                             3,758           0           0
         Depreciation and amortization                                    3,933       1,467       2,924
         (Gain) loss on disposal and write-down of property, plant
         and  equipment                                                  (1,199)        977       2,340
         Write-off of goodwill                                            4,542          --          --
         Compensation expense related to stock options granted below
         market value                                                        --          --         295
         Changes in operating assets and liabilities,
         net of effects of businesses acquired:
                  Receivables                                             2,566      (2,147)      3,603
                  Inventories                                            (2,251)      5,146       7,435
                  Prepaid expenses and other                               (131)        349         775
                  Accounts payable and accrued liabilities                8,142       3,709       4,958
                                                                       --------    --------    --------
                    Net cash used in operating activities               (16,247)    (20,844)    (11,366)
                                                                       --------    --------    --------

Investing activities:
         Purchases of property, plant and equipment                        (215)       (233)       (285)
         Proceeds from the sale of property, plant and equipment          1,575       2,295         488
         Acquisitions of businesses, less cash acquired                      --        (200)         --
         Proceeds from note receivable                                      217          --          --
                                                                       --------    --------    --------
                     Net cash provided by investing activities            1,577       1,862         203
                                                                       --------    --------    --------

Financing activities:
         Net increase (decrease) in revolving advance account             3,592         (26)        724
         Proceeds from borrowings                                         9,754      22,472      12,533
         Principal payments on borrowings                                (2,970)     (3,998)     (1,830)
         Principal payments on multi-employer withdrawal liability         (312)       (795)       (246)
         Proceeds from issuance of Series G1 Preferred Stock              4,625          --          --
         Proceeds from exercise of stock options                             --          --         200
                                                                       --------    --------    --------

                  Net cash provided by financing activities              14,689      17,653      11,381
                                                                       --------    --------    --------

Net increase (decrease) in cash and cash equivalents                   $     19    $ (1,329)   $    218

Cash and cash equivalents, beginning of year                                384       1,713       1,495
                                                                       --------    --------    --------

Cash and cash equivalents, end of year                                 $    403    $    384    $  1,713
                                                                       --------    --------    --------

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of cash flows.

                  SIGNAL APPAREL COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of Signal Apparel Company, Inc. (the "Company") have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss applicable to Common Stock of $39,669,000 for the year ended December 31, 1998 and cumulative losses applicable to common stock for the past three years of $103,710,000. As a result of these continuing losses, the Company's accumulated deficit now totals $284,931,000 at December 31, 1998.

As of December 31, 1998, the Company was not in compliance with certain financial covenants of its amended and restated factoring agreement with its senior lender. As described in Note 13, the Company completed a refinancing of its senior debt on March 22, 1999. Accordingly, the factoring agreement in effect as of December 31, 1998 was replaced with a new Revolving Credit Agreement and Term Loan and amounts previously due the senior lender were repaid with the new proceeds.

Throughout 1998 and during the first quarter of 1999, the Company experienced liquidity shortfalls from operations that were resolved through additional advances against the Company's available borrowing capacity. These shortfalls bring into question whether the Company will be in compliance with the financial covenants of its new Revolving Credit Agreement and Term Loan at the end of the first quarter of fiscal 1999 or have sufficient capacity under its available borrowings to fund its operating needs. Accordingly, all debt due the senior lender has been classified as a current liability in the consolidated balance sheets. The Company's working capital deficit as of December 31, 1998 totals $56,906,000.

If the debt due the senior lender does become subject to accelerated maturity, there can be no assurances the Company would be able to find other financing sources to continue operations or repay the senior lender.

The Company's continued existence is dependent upon its ability to raise additional debt or equity financing and to substantially improve its operating results during 1999. Plans to improve operations include: (i) reducing general and administrative costs, (ii) focusing the Company's efforts on the embellished activewear business, including licensed products and various cartoon characters,
(iii) reducing costs of sales through outsourcing and other measures, (iv) seeking appropriate additional acquisitions to enhance the Company's sales and profitability, (v) the sale of idle facilities, and (vi) integration of the acquisition of Tahiti Apparel, Inc. to increase sales and gross margins.

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

Nature of Operations

The Company is engaged in the manufacture and marketing of apparel within the following product lines: screenprinted and embroidered knit and woven activewear for men and boys, and screenprinted and embroidered ladies and girl's activewear, bodywear and swimwear.

Principles of Consolidation

The consolidated financial statements include the accounts of Signal Apparel Company, Inc. ("Signal") and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated.

Revenue Recognition

Revenue is recognized when the Company's products are shipped to its customers.

Cash and Cash Equivalents

Cash and cash equivalents include all cash and investments with original maturities of three months or less.

Inventories

Inventories are stated at the lower of first-in, first-out ("FIFO") cost or market for all inventories. For discontinued and closeout inventories, the Company evaluates the need for write-downs on an item by item basis. Market value for finished goods and blank (unprinted) goods is estimated net realizable value.

Property, Plant and Equipment

Depreciation of property, plant and equipment is provided over the estimated useful lives of the assets principally using accelerated methods. Assets under capital leases are included in property, plant and equipment, and amortization of such assets is included with depreciation expense. The estimated useful lives of the assets range from 4 to 32 years for buildings and improvements and from 3 to 10 years for machinery and equipment. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation and amortization of property, plant and equipment amounted to $1,736,000 in 1998, $1,411,000 in 1997, and $2,924,000 in 1996.

The Company has idle facilities in Marion, South Carolina and Wabash, Indiana. At December 31, 1998, the Company had idle property, plant and equipment held for sale with a net book value of approximately $184,000. The Company has written the property, plant and equipment down to its estimated fair value less estimated costs to sell.

Net Loss per Share

As the Company is in a loss position for all periods presented, the Company's common stock equivalents would have an anti-dilutive effect on earnings per share ("EPS") and are excluded from the diluted EPS calculation for all periods presented.

Stock-Based Compensation

The Company accounts for its stock-based compensation plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Effective in 1996, the Company adopted the disclosure option of Statement of Financial Accounting Standards No. ("SFAS") 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires companies that do not choose to account for stock-based compensation as prescribed by the statement to disclose the pro forma effects on net income and earnings per share as if SFAS No. 123 had been adopted. Additionally, certain other disclosures are required with respect to stock-based compensation and the assumptions used to determine the pro forma effects of SFAS No. 123.

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

Credit and Market Risk

The Company sells products to a wide variety of customers servicing the ultimate consumer. Pursuant to the terms of a factoring agreement with its senior lender, the Company sells substantially all accounts receivable, except cash-in-advance or cash-on-delivery sales, to the senior lender on a pre-approved basis. The Company pays a factoring commission as consideration for the credit risk and other services provided by the senior lender.

With regard to credit-approved sales, the senior lender accepts the credit risk for nonpayment due to financial inability to pay. With regard to noncredit approved sales, the Company accepts all credit risk of nonpayment for any reason. At December 31, 1998 the senior lender had outstanding receivables from the Company's customers totaling $5.1 million, of which $0.4 million was not credit-approved by the senior lender. The Company performs ongoing credit evaluations of those customers carried at its own risk and generally does not require collateral for such receivables. The Company maintains an allowance for doubtful accounts at a level which management believes is sufficient to cover potential credit losses.

Net sales to customers whose sales have been 10% or greater of total sales in fiscal 1998, 1997 and 1996 are as follows:

                        1998              1997             1996
                        ----              ----             ----
       Walmart           19%               20%              14%
       K-Mart            10%               10%              12%

When the Company's current NFL license expires on March 31, 1999, the Company will no longer have the right to manufacture NFL licensed products. During the year ended December 31, 1998, licensed NFL product sales were approximately 15% of consolidated revenue. The loss of this license could also affect the Company's ability to sell other professional sports apparel to its customers.

Goodwill

On October 17, 1997, the Company acquired GIDI Holdings, Inc., doing business as Grand Illusion Sportswear. On November 5, 1997, the Company completed the related acquisitions of Big Ball Sports, Inc. and Print The Planet, Inc. (collectively "Big Ball"). These acquisitions resulted in goodwill of $751,000 and $4,137,000, respectively. As a result of the Company changing its business strategy and outsourcing more of its manufacturing process in 1998, the Company wrote off the remaining goodwill for both Grand Illusion and Big Ball. See Note 9 for nonrecurring charges. Amortization and write off of goodwill associated with the aforementioned acquisitions aggregated $4,832,000 in 1998. Amortization expense for 1997 was $56,000.

Segment Information

Effective in 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company`s reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect the results of operations, financial position or segment related disclosure information. Management has determined that the Company is a single reportable segment.

Reclassifications

Certain reclassifications have been made in the fiscal 1997 financial statements to conform with the 1998 presentation.

2.   Acquisitions

Pursuant to the terms of a stock purchase agreement dated as of October 1, 1997 the Company purchased all of the issued and outstanding common stock of GIDI Holdings, Inc., d/b/a Grand Illusion Sportswear, an Illinois Corporation, for $200,000. Grand Illusion assets acquired and liabilities assumed were $1,040,000 and $1,483,000, respectively. The acquisition has been accounted for under the purchase method of accounting. The excess of the purchase price over the fair value of the net identifiable assets acquired was previously being amortized on a straight-line basis over fifteen years. In 1998, the goodwill associated with this acquisition was deemed permanently impaired. Included in nonrecurring charges in the accompanying consolidated statements of operations is $700,000 representing the write-off of the remaining goodwill.

Pursuant to stock purchase agreements dated October 31, 1997, the Company acquired all of the outstanding capital stock of Big Ball Sports, Inc., a Texas Corporation and Print the Planet, Inc., a Texas Corporation. Pursuant to the terms of the purchase agreements, the Company (i) entered into employment agreements with two of the former owners; (ii) paid $250,000 in cash and issued a promissory note in the amount of $250,000 (payable in 12 monthly installments of interest only, followed by 36 monthly installments of principal and interest beginning November 5, 1998) (in each case with interest on the unpaid balance at prime); and (iii) issued a total of 855,194 shares of Common Stock in settlement of various outstanding claims to creditors of Big Ball.

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

Big Ball Sports and Print the Planet, Inc. assets acquired and liabilities assumed were $3,335,000 and $5,846,000, respectively. The acquisition has been accounted for under the purchase method of accounting. The excess of the purchase price over the fair value of the net identifiable assets acquired was previously being amortized on a straight-line basis over fifteen years. In 1998, the goodwill associated with this acquisition was deemed permanently impaired. Included in nonrecurring charges in the accompanying consolidated statements of operations is $3,842,000 representing the write-off of the remaining goodwill.

3.  Note Receivable

On December 2, 1997, a third party entered into a $500,000 promissory note with the Company as part of the sale of the Company's LaGrange plant. The note bears interest at 10% and is payable in 24 equal monthly installments of interest and principal beginning January 1, 1998.

4.  Inventories

Inventories consisted of the following at December 31:

           (in thousands)                             1998           1997
                                                     -------        -------
     Raw materials                                   $   788        $   731
     Work-in-process                                   1,377          1,032
     Finished goods                                   10,262          8,120
     Supplies                                            214            507
                                                     -------        -------

              Total inventories                      $12,641        $10,390
                                                     =======        =======

5.  Debt

Debt consisted of the following at December 31:

                                                            1998          1997
                                                           -------       -------
                                                          (thousands of dollars)
Senior Obligations:
Revolving advance account under senior
credit facility - interest payable monthly
at the alternate base rate (as defined)
plus 1.25%
(9% at December 31, 1998); guaranteed by
principal shareholder (a)(b) (net of
unamortized debt discount of $0 and $422,
respectively)                                              $44,049       $40,035

Senior term note - repaid in 1998
                                                                --           823

Senior secured subordinated
promissory note to related party -
interest at 25% through August 22,
1997; thereafter at 10% (payable
quarterly); secured by a
second lien on accounts receivable,
inventory, machinery and
equipment, and
certain real estate (net of
unamortized debt discount of $6,276
and $3,294, respectively)                                   13,184         7,916


Notes payable to related parties --
interest accrued monthly at 5.5% per annum
based on the average outstanding debt                        1,981         1,981


Subordinated debt to related party                           3,000         3,000

Obligations under capital leases (a)                         1,029         1,205

Other                                                        1,209         1,471
                                                           -------       -------
Total                                                       64,452        56,431
Less:  Current portion of long-term                          6,435         7,110
         Debt
       Revolving advance account                            44,049        40,035
                                                           -------       -------
Long-term debt excluding current
     portion and                                           $13,968       $ 9,286
                                                           -------       -------
Revolving advance account

(a) Substantially all of the assets of the Company are secured under the terms of the aforementioned debt and capital lease agreements.

(b) On March 22, 1999 the Revolving Advance Account and Senior Credit Facility was replaced with a new revolving credit agreement and term loan. See Note 13 for the description and terms of the agreement.

During 1997, as part of the Restructuring Plan (see Note 6), $20,000,000 of the outstanding debt owed to WGI, was repaid with proceeds from the senior lender under the terms of the revolving advance account. In addition, notes payable to a related party were converted to equity as part of the Restructuring Plan. Also, during 1997, the Company entered into a Reimbursement Agreement of a Promissory Note with FS Signal, a related party, whereby the Company agreed to repay amounts that FS Signal pays in support of letters of credit. At December 31, 1998 and 1997 the Company had a debt of $1,981,000 relating to this agreement. Accrued interest relating to this debt at December 31, 1998 and 1997 was approximately $207,000 and $89,000, respectively.

During 1998, the Company received $8,250,000 in additional net advances from WGI, LLC. In connection with the implementation of the 1997 Restructuring Plan, the Company also agreed with WGI, LLC, that all funds advanced to the Company by WGI, LLC after August 21, 1997 (which indebtedness was not part of the Restructuring Plan) would be documented in the form of a new Credit Agreement with interest payable quarterly at a rate of 10% per annum and with other terms to be agreed upon between the Company and WGI. On August 10, 1998, the Company's Board of Directors approved a new Credit Agreement between the Company and WGI, LLC, to be effective as of May 8, 1998 (the "WGI Credit Agreement"), pursuant to which WGI will lend the Company up to $25,000,000 on a revolving basis for a three-year term ending May 8, 2001. Additional material terms of the WGI Credit Agreement are as follows: (i) maximum funding of $25,000,000, available in increments of $100,000 in excess of the minimum funding of $100,000; (ii) interest on outstanding balances payable quarterly at a rate of 10% per annum;
(iii) secured by a security interest in all of the Company's assets (except for the assets of its Heritage division and certain former plant locations held for sale),  subordinate  to the security  interests of the Company's  senior lender;
(iv) funds borrowed may be used for any purpose approved by the Company's directors and executive officers, including repayment of any other existing indebtedness of the Company; (v) WGI, LLC is entitled to have two designees nominated for election to the Company's Board of Directors during the term of the agreement and (vi) WGI, LLC will receive (subject to shareholder approval, which was obtained at the Company's 1998 Annual Meeting) warrants to purchase up to 5,000,000 shares of the Company's Common Stock at $1.75 per share.

The warrants issuable in connection with the WGI Credit Agreement will vest at the rate of 200,000 warrants for each $1,000,000 increase in the largest balance owed at any one time over the life of the credit agreement (as of December 31, 1998, the largest outstanding balance to date has been $19,985,000, which means that warrants to acquire 3,997,000 shares of Common Stock would have been vested as of such date). The warrants have registration rights no more favorable than the equivalent provisions in the currently outstanding warrants issued to principal shareholders of the Company, except that such rights include three demand registrations. The warrants also contain antidilution provisions which require that the number of shares subject to such warrants shall be adjusted in connection with any future issuance of the Company's Common Stock (or of other securities exercisable for or convertible into Common Stock) such that the aggregate number of shares issued or issuable subject to these warrants (assuming eventual vesting as to the full 5,000,000 shares) will always represent ten percent (10%) of the total number of shares of the Company's Common Stock on a fully diluted basis. The fair market value using the Black-Scholes option pricing model (see Note 6 for assumptions) of the warrants was $4,467,000 and has been shown as a debt discount in the accompanying consolidated balance sheets. These warrants expire August 17, 2003. These additional advances accrued interest at a rate of 10% through December 31, 1998. Effective January 1, 1999, no interest will be payable under this note, but the Company shall issue preferred stock to WGI, LLC in amounts to be determined.

In the latter part of 1997, the Company issued 250,000 warrants to its senior lender at an exercise price of $2.50 per share in connection with the extension of the revolving advance account. In addition, the Company issued 4,500,000 warrants with an exercise price of $1.75 per share to WGI, LLC in connection with advances made by WGI, LLC. The fair market value of these warrants using the Black-Scholes option pricing model was $3,716,000. The fair market value of the aforementioned warrants have been reflected as a debt discount in the accompanying balance sheets. These costs are being discounted over the remaining terms of the debt with the senior lender and of the WGI, LLC advances. Amortization of debt discount was approximately $1,672,000 and $0 for the years ended December 31, 1998 and 1997, respectively, and has been included in interest expense in the consolidated statement of operations.

The Company financed certain capital expenditures relating to machinery and equipment totaling $205,000 and $842,000 by entering into capital leases during the years ended December 31, 1998 and 1997, respectively.

Effective March 31, 1994, the Company signed a promissory note for $3,000,000 with a related party, FS Signal Associates I. The promissory note was due on April 30, 1997, subject to the terms of the subordination agreement with the Company's senior lender. Interest was payable at maturity at the prime rate, as defined, plus 3%. In connection with this promissory note, accrued interest payable to FS Signal Associates I was approximately $1,670,000 and $1,322,000 as of December 31, 1998 and 1997,
respectively.

Interest expense in the consolidated statements of operations includes interest to related parties of $2,211,000, $11,081,000 and $7,119,000 during 1998, 1997 and 1996, respectively.

The Company made cash payments for interest of $4,366,000, $2,349,000 and $2,649,000 during 1998, 1997 and 1996, respectively. The aggregate future scheduled maturities of debt for the five years subsequent to December 31, 1998, are as follows: 1999 - $50,484,000; 2000 - $468,000; 2001 - $13,360; 2002 -
$110,000, and 2003 - $30,000. As a result of the Company entering into a new Revolving Credit Agreement and Term Loan subsequent to year-end, the maturities of debt for each of the five subsequent years has changed significantly.

6.  Capital Stock

On December 30, 1997, the shareholders approved an amendment to the Company's 1985 Stock Option Plan to increase the number of shares of Common Stock available for grant from 1,910,000 to 4,000,000 shares. The options have terms ranging from 3 to 10 years and vest over periods from one to four years from date of grant.

The Company accounts for its stock-based compensation under APB No. 25, under which no compensation expense has been recognized for stock options granted with exercise prices equal to or greater than the fair value of the Company's Common Stock on the date of grant. The Company adopted SFAS No. 123 for disclosure purposes only in 1996. For SFAS No. 123 purposes, the fair value of each option and warrant grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rate of 5.63%, 6.11% and 6.52%, expected life of 7.0, 3.0 and 5.0 years, expected dividend yield of 0% and expected volatility of 71% for 1998 and 1997 and 46% for 1996. Using these assumptions, the fair value of the employee stock options and warrants (excluding warrants issued to lenders) granted in 1998, 1997 and 1996 is $7,537,000, $2,743,000 and $913,000, respectively, which would be amortized as compensation expense over the vesting period of the options. Compensation expense recognized under APB No. 25 in 1998, 1997 and 1996 was $0, $0 and $295,000 respectively. Had compensation cost for the plan been determined in accordance with SFAS No. 123, utilizing the assumptions detailed above, the Company's pro forma net loss would have been $43,303,000, $31,049,000 and $34,314,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Pro forma net loss per share would have been $1.33, $2.45 and $2.97 for the years ended December 31, 1998, 1997 and 1996, respectively.

The pro forma effect on net loss in this disclosure may not be representative of the pro forma effect on net loss in future years because it does not take into consideration expense related to grants made prior to 1995.

A summary of the Company's stock option activity for 1998, 1997 and 1996 is as follows:

                                                  1998                           1997                           1996
                                                  ----                           ----                           ----
                                                          Weighted                       Weighted                     Weighted
                                                          Average                        Average                       Average
                                         Shares        Exercise Price   Shares        Exercise Price    Shares      Exercise Price
Outstanding, beginning of year          2,648,350           $2.69        493,600           $5.29        760,236           $5.47
Granted, at market price                  430,000           $1.76      1,700,000           $2.12         18,000           $6.19
Granted, at below market price                  0           $0.00         65,000           $2.38         52,500           $4.48
Granted, at above market price            350,000           $1.75        682,000           $2.38              0           $0.00
Exercised                                       0           $0.00              0           $0.00        (50,000)          $4.00
Canceled or expired                    (1,023,500)          $2.82       (292,250)          $3.38       (287,136)          $5.90
Outstanding, end of year                2,404,850           $2.33      2,648,350           $2.69        493,600           $5.29
Exercisable, at end of year               623,684           $3.17        380,600           $5.38        433,825           $5.31
Weighted  average  fair  value of
options granted:
     At market price                                        $0.96                          $1.31                          $3.27
     At below market price                                    N/A                          $1.26                          $3.30
     At above market price                                  $1.05                          $ .46                            N/A


There are 2,404,850 options outstanding at December 31, 1998, including 2,164,250 having exercise prices between $1.23 and $2.94 with a weighted average exercise price of $2.03 and a weighted average remaining contractual life of 3.6 years.

Of these options, 383,084 were exercisable at year end with a weighted average exercise price of $2.00. There are also 127,500 options with exercise prices between $3.00 and $4.00, with a weighted average exercise price of $3.84 and a weighted average remaining contractual life of 6.5 years. All of these options were exercisable at year end. The remaining 113,100 options have exercise prices between $5.00 and $7.06, with a weighted average exercise price of $6.38 and a weighted average remaining contractual life of 5.8 years. All of these options were exercisable at year end.

On December 30, 1997, the Company's shareholders approved the issuance of an additional 15,473,220 shares of the Company's Common Stock in connection with a plan approved by the Board of Directors to restructure the Company's outstanding subordinated debt and preferred stock (the "Restructuring Plan").

In anticipation of the adoption of the Restructuring Plan, WGI, LLC, a principal shareholder of the Company, acquired an additional 4,630,000 shares of Common Stock through the exercise of warrants on November 7, 1997 (the "Restructuring Acquisition"). After this exercise of warrants, WGI owned 50.44% of the Common Stock of the Company (not including remaining exercisable warrants).

Pursuant to an agreement between the Company and WGI concerning the Restructuring Plan, the Company applied $20,000,000 of the increased funding available under an amended and restated factoring agreement with the Company's senior lender to reduce the Company's outstanding indebtedness under the credit agreement between it and WGI. The reduction of outstanding indebtedness under the credit agreement with WGI also reduced the Company's effective annual interest rate on this portion of its debt from over 20% per annum to a rate of prime plus 1-1/4% (9.75% at December 31, 1998). The Restructuring Plan reduced the Company's annual interest expense by eliminating approximately $50,200,000 of indebtedness from the Company's balance sheet, leaving approximately $41,282,000 owed to the Senior Lender and approximately $17,800,000 owed to WGI and FS Signal (including approximately $11,397,000 owed to WGI). The Restructuring Plan also eliminated a liability of $11,725,000 for accrued but unpaid dividends on preferred stock and reduced the Company's shareholders' deficit from approximately $89.3 million to approximately $41.3 million.

The Restructuring Plan also included: (i) amendment of all remaining outstanding warrants held by WGI as of December 31, 1997 (covering a total of 345,000 shares with an exercise price of $7.06 per share), reducing the exercise price of such warrants to $1.75 per share (approximately equal to the market price on the date of the Restructuring Plan); (ii) issuance to WGI of 8,000,000 shares of Common Stock valued at approximately $1.98 per share (a premium of approximately 13% over the market price on the date of the 1997 Annual Meeting) in payment for $15,831,950 of the remaining subordinated debt owed by the Company to WGI (representing a discount on the debt repayment of $1,831,950, which equals the net economic benefit of repricing the WGI warrants); and (iii) conversion of both the remaining outstanding balance of such debt of $23,802,000 (including accrued interest through the date of the 1997 Annual Meeting) and approximately $20,514,000 in stated value (plus accumulated dividends) of Series C Preferred Stock held by WGI into a total of approximately 443.16 shares of a new Series F Preferred Stock, stated value $100,000 per share.

The new Series F Preferred Stock accrued cumulative undeclared dividends at the rate of 9% per annum. These dividends were payable in cash when declared. The Series F Preferred Stock was not convertible into Common Stock or into any other security issued by the Company, and did not have any mandatory redemption or call features. However, in connection with the 1998 issuance of the Series G1 Convertible Preferred Stock, the Series F Preferred Stock was exchanged in full for the Series H Preferred Stock. This new Series H Preferred Stock is identical to the Series F Preferred Stock in every respect except that the Series H Preferred Stock will be junior in priority to the Company's 5% Series G1. During 1998, WGI elected to have both accrued and future dividends distributed 3,989 as additional shares of Series H Preferred Stock.

Effective September 17, 1998, the Company reached an agreement with four investors regarding the private placement of up to $10 million in 5% senior convertible preferred stock. Under this agreement, the Company has placed an initial installment of $5 million of 5% Convertible Preferred Stock, Series G1 (5,000 shares with a stated value of $1,000 per share). Since the Company's agreement with these institutional investors required that the Series G1 Convertible Preferred Stock be senior to all classes of the Company's equity securities in priority as to dividends and distributions, WGI, LLC, in order to facilitate the completion of this private placement by the Company, exchanged all of the shares of Series F Preferred Stock for a like number of Series H Preferred Stock.

In connection with the issuance of the 5% Series G1, the Company issued 62,500 warrants to the placement agent and another 100,000 warrants to the purchasers of the Series G1 Preferred Stock. These warrants, using the Black-Scholes Option Pricing Model, were valued at approximately $196,000. The statement of shareholders' deficit reflects the face amount of the 5% Series G1, less the value the warrants issued and other costs of issuance. Accretion and accrued dividends for 1998 were $55,000 and $73,000, respectively.

In addition to the transactions described above between the Company and WGI, in 1997 the Company exercised its rights under an agreement dated March 31, 1995 between the Company and the holders of all outstanding shares of its Series A Preferred Stock and Series C Preferred Stock (the "Preferred Stock Agreement") to redeem all of the remaining outstanding shares (including accumulated dividends) of the Company's Series A Preferred Stock and Series C Preferred Stock with shares of Common Stock valued for such purpose at $7 per share. Following the completion of the restructuring transactions described above involving WGI, FS Signal was the only remaining holder of shares of the Company's Series A Preferred Stock and Series C Preferred Stock. The redemption of all of such stock held by FS Signal ($39,583,700 in stated value plus accrued dividends in Series A Preferred Stock and $12,728,841 in stated value plus accrued dividends in Series C Preferred Stock) resulted in the issuance of an additional 7,473,220 shares of the Company's Common Stock to FS Signal.

The issuance of Common Stock as described above in connection with the Restructuring Plan and related transactions resulted in WGI having a greater percentage of voting power. Prior to the implementation of the Restructuring Plan and the aforementioned related transactions, WGI owned 34.35% of the issued and outstanding shares of the Company's Common Stock (not including exercisable warrants). At December 31, 1998 WGI owned 50.09% of the issued and outstanding shares of Common Stock (not including exercisable warrants). FS Signal's percentage of voting power has remained the same, approximately 35.64% of the issued and outstanding shares of Common Stock (not including exercisable warrants). Implementation of the Restructuring Plan and related transactions described above has resulted in ownership of shareholders other than WGI and FS Signal being reduced from approximately 30% to approximately 14.27% of the issued and outstanding shares of the Company's Common Stock (not including exercisable warrants). Although WGI at December 31, 1998 owned over 50% of the voting securities (as defined by Rule 12b-2 of Regulation S-K) of the Company, the Company does not deem the implementation of the Restructuring Plan and related transactions to have effected a change in control of the Company as WGI already, through its ownership of other securities of the Company convertible into Common Stock and its relationship with the Company and management, possessed the power to direct the management and policies of the Company.

Under its Restated Articles of Incorporation, as amended, the Company has the authority to issue 1,600,000 shares of preferred stock having no par value, issuable in series, with the designation, powers, preferences, rights, qualifications and restrictions to be established by the board of directors. At December 31, 1998, the Company had authorized 400 shares of Series A Preferred Stock, 250 shares of Series B Preferred Stock, and 1,000 shares of Series C Preferred Stock, 100 shares of Series D Preferred Stock and 20,000 shares of Series E Preferred Stock, and 1,000 shares of Series F Preferred Stock. See Note 7 for discussion of the Series D Redeemable Preferred Stock.

At December 31, 1998 and 1997, there were no shares of the Series A, B, C, D or E Preferred Stock outstanding.

From June 1996 through December 1997, the Company incurred additional indebtedness to WGI for funds advanced in an aggregate amount of $33,044,000, bringing the Company's total indebtedness to WGI in December 1997 (prior to implementation of the Restructuring Plan), including accrued interest thereon, to approximately $50,214,000. These funds were advanced to the Company on an "as needed" basis with the understanding that the additional indebtedness would be documented on the same terms as the existing WGI Credit Agreement. Additionally, as of December 31, 1996, the Company had not made all interest payments required by the WGI Credit Agreement and had breached the financial covenants specified by the agreement. In March 1997, Walsh Greenwood agreed to waive those conditions. Finally, in connection with the Company's amendment and restatement of the factoring agreement with its senior lender in 1997, the senior lender required WGI to (i) deposit $15,000,000 of collateral as security in support of a portion of the Company's borrowing base under this amended and restated factoring agreement and (ii) to continue in place a guaranty of a portion of the Company's obligations in the amount of $9,000,000 which was originally entered into February 27, 1996 by another affiliate of WGI As discussed above, the Company issued 443.16 shares of Series F Preferred Stock effective December 31, 1997 in connection with the implementation of the Restructuring Plan. As discussed above, the Series F Preferred Stock was exchanged in its entirety for
443.16 shares of the Series H Preferred Stock. The Company entered into a

Reimbursement Agreement and related Promissory Note with WGI dated October 31, 1997 (subordinate to the Company's obligations to its senior lender and parri passu with its obligations to FS Signal), pursuant to which the Company agreed to repay any amounts that WGI may be required to pay to the senior lender by virtue of these arrangements. As an inducement to WGI to provide such additional funding to the Company, and in connection with such waiver and the collateral and guaranty arrangements with the senior lender, the Company agreed (subject to shareholder approval) to issue warrants to WGI to purchase up to 4,500,000 additional shares of the Company's Common Stock at an exercise price of $1.75 per share (approximately the then-current market price). The Company agreed to issue these warrants with antidilution provisions and registration rights no more favorable than the equivalent provisions in other outstanding warrants issued to principal shareholders of the Company, except that the registration rights would include three demand registrations. Using a formula vesting such warrants at the rate of 100,000 shares for each $1,000,000 of additional funding (as under the WGI Credit Agreement), these warrants were vested as to all 4,500,000 shares when their issuance was approved by the Company's shareholders on December 30, 1997. The warrants were issued effective as of such date.

A summary of the Company's warrant activity for 1998, 1997 and 1996 is as follows:

                                                  1998                           1997                           1996
                                                  ----                           ----                           ----
                                                          Weighted                       Weighted                     Weighted
                                                          Average                        Average                       Average
                                         Shares        Exercise Price   Shares        Exercise Price    Shares      Exercise Price
Outstanding, at  beginning of year      10,889,560          $4.21         9,754,560        $5.22        9,754,560         $5.22
Issued, at market price                  8,816,546          $1.75           250,000        $2.38                0         $0.00
Issued, at  above market price             162,500          $3.05         5,710,000        $1.86                0         $0.00
Issued, at  below market price                   0          $0.00           250,000        $2.50                0         $0.00
Exercised                                        0          $0.00        (4,630,000)       $3.01                0         $0.00
Canceled or expired                     (5,297,500)         $6.02          (445,000)       $7.06                0         $0.00
Outstanding, at end of year             14,571,106          $2.05        10,889,560        $4.21        9,754,560         $5.22
Exercisable, at end of year             11,138,075          $2.13         9,824,560        $4.40        9,254,560         $5.12
Weighted  average fair value of
options granted:
     At market price                                        $1.27                          $1.22                            N/A
     At below market price                                    N/A                          $1.69                            N/A
     At above market price                                  $1.21                          $0.46                            N/A

Of the 14,571,106 warrants outstanding at December 31, 1998, 14,039,046 have exercise prices between $1.75 and $3.125, with a weighted average exercise price of $1.79 and a weighted average remaining contractual life of 5.5 years. Of these warrants, 10,606,015 are exercisable with a weighted average exercise price of $1.79. The remaining 532,060 warrants have exercise prices between $7.06 and $11.61, with a weighted average exercise price of $8.82 and a weighted average remaining contractual life of 1.5 years. All of these warrants are exercisable.

7.  Redeemable Preferred Stock

The Series D Preferred Stock is junior to the Series A, B and C Preferred Stock of the Company (see Note 6); bears a cumulative dividend at an annual rate equal to ten percent (10%) of the stated value of such stock, compounded quarterly; and is required to be redeemed by the Company on November 22, 1999 at a redemption price equal to the stated value per share for such stock plus accrued and unpaid dividends, subject to the rights of the holders of the Company's other outstanding series of Preferred Stock which are senior to the Series D Preferred Stock. The Series D Redeemable Preferred Stock has a stated value of $100,000 per share and a liquidation preference of $100,000 per share, plus cumulative unpaid dividends. As of December 31, 1998 and 1997 none had been issued.

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

There was no income tax provision or benefit recorded during the years ended December 31, 1998, 1997, and 1996, due to the losses sustained by the Company.

Deferred income tax assets and liabilities for 1998 and 1997 reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting and income tax reporting purposes. The Company has established a valuation allowance for the entire amount of the net deferred tax asset due to the uncertainty regarding the realizability of these assets. Temporary differences and carryforwards which give rise to deferred tax assets at December 31, 1998 and 1997 are as follows (in thousands):

                                                      1998               1997

Deferred tax asssets:
Tax loss carryforwards                             $  95,425          $  86,778
Inventory reserves                                     1,135              1,741
Accounts receivable reserves                           1,748                983
Nonrecurring charges                                   1,229                  0
Other                                                  1,719              2,158
                                                   ---------          ---------
Total deferred tax asset                             101,256             91,660
Valuation allowance                                 (101,017)           (91,183)
Deferred tax liabilities:
LIFO to FIFO change                                     (239)              (477)
                                                   ---------          ---------
Net deferred tax asset                             $       0          $       0
                                                   =========          =========

The Company and its subsidiaries file a consolidated federal income tax return. At December 31, 1998, the Company had tax loss carryforwards of approximately $251,000,000 which expire in years 1999 through 2014 if not utilized earlier. At the time Shirt Shed, American Marketing Works and Big Ball were acquired, they had tax loss carryforwards of $17,400,000, $11,800,000 and $3,021,000, respectively, which are included above. These tax loss carryforwards are subject to annual limitations imposed for the change in ownership (as defined in Section 382 of the Internal Revenue Code) and application of the consolidated income tax return rules.

The Company did not pay any income taxes in 1998, 1997 and 1996.

9. Nonrecurring Charges

In the fourth quarter of 1998, the Company reevaluated its business strategy. The reevaluation resulted in the shift from being a capital intensive manufacturing company to a sales and marketing company with low fixed costs. In connection with the reevaluation of the Company's business strategy, the Company analyzed the performance of its operations and divisions. This analysis indicated that significant strategic and operational changes would be necessary, including the closure of certain plants and the sale of certain operations. These factors also caused management to assess the realizability of the goodwill recorded for certain acquisitions and the fair value of certain assets. As a result of this assessment, the Company made the determination that it would seek a new financing agreement with its senior lender, close or sell certain operations, and write down the value of certain long-term assets, including goodwill.

The determination of goodwill impairment was based on the Company's plans to sell certain divisions, continuing operating losses and the uncertainty about the Company's ability to return the divisions to profitability. In addition, the Company has written down to fair value certain long-term assets and accrued for costs associated with plant closings. The Company is also in a dispute regarding raw material purchases from a third party vendor. The Company anticipates incurring exiting costs associated with this third party vender of approximately $1,000,000.

In 1998 the Company recorded a $3,758,000 charge for certain nonrecurring items and $4,542,000 charge for the write-off of goodwill. On March 22, 1999, the Company completed a new financing agreement with its senior lender. On January 20, 1999, the Company completed the sale of its Heritage division (see Note 13).

The major components of the nonrecurring charges are as follows:

                                                           Charge to
                                                  Initial   Related    Remaining
                                                  Charge     Assets     Balance
                                                  ------     ------     -------
                                                    (thousands of dollars)

Writedown of property, plant and equipment        $1,352     $1,352     $    0
Severance costs of terminated employees              276          0        276
Lease buyouts                                        370          0        370
Costs of exiting purchase contract                 1,000          0      1,000
Other                                                760          0        760
                                                  ------     ------     ------
                                                  $3,758     $1,352     $2,406
                                                  ------     ------     ------

Write off of goodwill                             $4,542     $4,542          0
                                                  ------     ------     ------


10. Pension and Retirement Plans

The Company sponsors a defined contribution plan for employees. The Company makes contributions to the plan equal to a percentage of the participants' contributions within certain limitations. The Company recognized expense related to this plan of $120,000 in 1998, $121,000 in 1997 and $124,000 in 1996. The
Company's policy is to fund amounts accrued annually.

Certain former employees of Signal participate in a defined benefit pension plan negotiated with a union (multi-employer plan) that no longer represents any employee of the Company. The total multi-employer withdrawal liability was approximately $69,000 and $350,000 at December 31, 1998 and 1997, respectively.

11.  Commitments and Contingencies

Operating Leases

The Company occupies certain manufacturing facilities, sales and administrative offices and uses certain equipment under operating lease arrangements. Rent expense aggregated approximately $1,377,000 in 1998, $1,229,000 in 1997 and $1,263,000 in 1996. Approximate future minimum rental commitments for all noncancellable operating leases as of December 31, 1998 are as follows: 1999 - $606,000; 2000 - $274,000, 2001 - $55,000. Real estate taxes, insurance, and maintenance expense are generally obligations of the Company.

Letters of Credit Supported by Related Parties

The Company uses letters of credit (which are supported by commitments from entities controlled by FS Signal) to assist the Company in purchasing inventory, maintaining licenses and other matters. During 1997, the Company entered into a Reimbursement Agreement and a Promissory Note with FS Signal whereby the Company agreed to repay amounts that FS Signal pays in support of these letters of credit. At December 31, 1998, the Company had $1,981,000 in current portion of long-term debt due to FS Signal for creditor drawdowns on these letters of credit which were repaid by FS Signal in 1997 and 1996.

Royalty and Other Commitments

Pursuant to the terms of various license agreements, the Company is obligated to pay future minimum royalties of approximately $1,481,000 due in 1999. The Company has estimated that certain guaranteed royalties will not be met through the normal course of business and has accrued approximately $290,000 at December 31, 1998 to cover such guarantees.

Financial Advisor Agreement

Effective  May 9, 1997 the Company  entered  into an  agreement  with  Weatherly
Financial ("Weatherly") pursuant to which Weatherly was engaged to act as financial advisor to the Company on an exclusive basis with respect to evaluating, pricing, negotiating and closing mergers and acquisitions and other investments and arranging financing on the

Company's behalf ( the "Weatherly Agreement"). The Weatherly Agreement had a term of two years, subject to the Company's right to terminate the agreement upon ninety days' prior written notice after May 8, 1998. Weatherly was to be compensated for these services through: (a) a $5,000 base monthly fee and (b) prescribed additional success fees for completed financing or acquisition transactions arranged through Weatherly's assistance. In addition, Weatherly was granted warrants, effective May 9, 1997, to purchase 805,000 shares of the Company's Common Stock at $2.50 per share in connection with such services. These warrants vest upon achievement of certain business objectives with respect to the Company's business performance which were part of an overall arrangement that also included additional warrant opportunities. Subject to its fiduciary duties, the Company also agreed to use its efforts to cause two persons selected by Weatherly to be nominated for election to the Company's Board of Directors at each annual meeting through the term of the Agreement.

When the Weatherly Agreement was executed, all of the parties thereto anticipated that Thomas A. McFall and John W. Prutch, in their capacities as associates of Weatherly, would play a significant role in performing the services to be provided to the Company by Weatherly, and, in such capacity, would receive a significant portion of the compensation payable under the Weatherly Agreement. In connection with the Company's subsequent employment of Mr. McFall as CEO of the Company, and Mr. Prutch as President of the Company, the Company has renegotiated the Weatherly agreement, replacing it with an agreement, approved by the Board of Directors on August 10, 1998 to be effective as of May 8, 1998, directly with Messrs. McFall and Prutch.

Under the terms of the new agreement, the Warrants previously issued to Weatherly have been assigned 50% to Mr. McFall and 50% to Mr. Prutch, and have been repriced to $1.75 per share. Each of Messrs. McFall and Prutch also have been issued warrants, with a term of ten years, for the purchase of up to 1,902,273 shares of Common Stock at an exercise price of $1.75 per share (giving each of them warrants to purchase approximately 5%, as defined, of the Company's outstanding shares of Common Stock on a fully-diluted basis). All of these warrants are now subject to a new vesting schedule which provides that 33.4% of the warrants (777,309 shares for each of Messrs. McFall and Prutch) are immediately exercisable.

Each of the three remaining incremental installments of 22.2% of the total warrants (approximately 516,655 shares for each of Messrs. McFall and Prutch) will vest on the basis of the achievement of goals concerning prescribed increases in the Company's annual pre-tax earnings and/or the average public trading price of its Common Stock over any period of 120 consecutive calendar days. The warrants also will contain customary anti-dilution provisions and piggyback registration rights, and Messrs. McFall and Prutch will be restricted in their ability to dispose of the Common Stock issuable under the Warrants without the prior consent of WGI, LLC.

The new agreement also provides that Messrs. McFall and Prutch, collectively, will receive a success fee equal to three percent of the proceeds of any financing transactions which they participate in developing, negotiating and closing with third parties for the benefit of the Company, a portion of which may be paid in additional equity under certain circumstances. They also (collectively) will receive a success fee in connection with identifying, negotiating and closing any Acquisition Transactions (as defined in the agreement) equal to three percent of the Aggregate Consideration paid by the Company (as defined in the Agreement). All cash payments to Messrs. McFall and Prutch will be subject to reduction by the amount of any compensation which they receive in their capacities as officers of the Company.

For the year ended December 31, 1998, such fees totaled $855,000, of which $350,000 has been paid for professional fees in connection with these transactions, with the remaining balance being accrued as of December 31, 1998. For the period subsequent to December 31, 1998, these individuals have earned an additional $692,000 as success fees for the acquisition of Tahiti Apparel Co. , Inc. and for the sale of the Heritage sportswear unit of the Company.

Umbro Licensing Agreement

On November 23, 1998, the Company acquired the U.S. license for Umbro, a world recognized soccer brand and will begin selling Umbro soccer apparel and other products in 1999. The initial contract period expires on December 31, 2002, subject to certain renewal rights by the Company and certain repurchase rights by the licensor. In connection with this license, the Company entered into a expense sharing agreement with Riddell Sport, who has a similar licensing agreement for Umbro products in a different channel of distribution, whereby Riddell and Signal Apparel will split certain budgeted expenses relating to the selling and marketing of Umbro products, with Signal generally paying 60% of these expenses.

Legal Proceedings

The Company is a party to various legal proceedings incidental to its business. The ultimate disposition of these matters is not presently determinable but will not, in the opinion of management, have a material adverse effect on the Company's financial condition or results of operations.

On April 5, 1999, litigation was filed against the Company by former employees of the Company's LaGrange, Georgia facility which the Company closed in December 1996. The litigation complaint alleges that the Company violated the provisions of the WARN Act in connection with the closing of the LaGrange facility. The Company intends to defend its position and has accrued $500,000 for legal fees and other potential costs of the litigation.

12. Fair Value of Financial Instruments

The carrying amount of cash, receivables and short-term payables approximates fair value because of the short maturity of these financial instruments. Due to the current financial condition (Note 1) and the ongoing attempts to raise additional funds, it is not practical to estimate the fair value of the Company's debt.

13. Subsequent Events

New Revolving Credit Agreement and Term Loan with Senior Lender

Effective March 22, 1999, pursuant to a Revolving Credit, Term Loan and Security Agreement dated March 12, 1999 ( the "Credit Agreement") the Company completed a new financing arrangement with its senior lender, (in its own behalf and as agent for other participating lenders). This arrangement provides the Company with funding of up to $98,000,000 (the "Maximum Facility Amount") under a combined facility that includes a $50,000,000 Term Loan (supported in part by $25,500,000 of collateral pledged by an affiliate of WGI, LLC, the Company's principal shareholder) and a Revolving Credit Line of up to $48,000,000 (the "Maximum Revolving Advance Amount"). Subject to the lenders' approval and to continued compliance with the terms of the original facility, the Company may elect to increase the Maximum Revolving Advance Amount from $48,000,000 up to $65,000,000, in increments of not less than $5,000,000.

The Term Loan portion of the new facility is divided into two segments with differing payment schedules: (i) $27,500,000 ("Term Loan A") payable, with respect to principal, in a single installment on March 12, 2004 and (ii) $22,500,000 ("Term Loan B") payable, with respect to principal, in 47 consecutive monthly installments on the first business day of each month commencing April 1, 2000, with the first 46 installments to equal $267,857.14 and the final installment to equal the remaining unpaid balance of Term Loan B. The Credit Agreement allows the Company to prepay either term loan, in whole or in part, without premium or penalty.

In connection with the Revolving Credit Line, the Credit Agreement also provides (subject to certain conditions) that the senior lender will issue Letters of Credit on behalf of the Company, subject to a maximum amount of $40,000,000 and further subject to the requirement that the sum of all advances under the revolving credit line (including any outstanding L/Cs) may not exceed the lesser of the Maximum Revolving Advance Amount or an amount (the "Formula Amount") equal to the sum of:

     (1)  up to 85% of Eligible Receivables, as defined, plus

     (2) up to 50% of the value of Eligible Inventory, as defined (excluding L/C inventory and subject to a cap of $30,000,000 availability), plus

     (3) up to 60% of the first cost of Eligible L/C Inventory, as defined, plus

     (4) 100% of the value of collateral and letters of credit posted by the Company's principal shareholders, minus

     (5)  the aggregate undrawn amount of outstanding Letters of Credit, minus

     (6)  Reserves (as defined).

In addition to the secured revolving advances represented by the Formula Amount, and subject to the overall limitation of the Maximum Revolving Advance Amount, the agreement provides the Company with an additional, unsecured Overformula Facility of $17,000,000 (the outstanding balance of which must be reduced to not more than $10,000,000 for at least one business day during a five business day cleanup period each month) through December 31, 2000. Between December 31, 2000 and June 1, 2001, both the maximum overall balance and the maximum cleanup period balance under this Overformula Facility are gradually reduced to zero in six equal monthly increments. Subject to the limitations of the Maximum Revolving Advance Amount and the Formula Amount, as well as the Maximum Facility Amount, the agreement also provides that the senior lender (in its individual capacity) may make Swingline Loans of up to $5,000,000 to the Company for periods not to exceed seven (7) days for any one such loan.

Interest on all amounts advanced under the Credit Agreement (pursuant to the either Term Loan or Revolving Advances (including any outstanding Letters of Credit) is payable in arrears on the last day of each month. The facility allows the Company to select (separately) interest rates for both the Term Loan and Revolving Advances based on either a Domestic Rate or a Eurodollar Rate. Interest on Domestic Rate Loans is payable at a fluctuating Alternate Base Rate equal to the higher of the prime rate (as defined) or the federal funds rate plus 0.5%, plus the Applicable Margin (as defined). Interest on Eurodollar Rate Loans is payable at a fluctuating Eurodollar Rate equal to the daily average of the 30-day London Interbank Offered Rate as published in The Wall Street Journal (calculated as prescribed in the agreement), plus the Applicable Margin (as defined). The Applicable Margin for both Domestic Rate Loans and Eurodollar Rate Loans is tied to the Company's ratio of Funded Debt to Free Cash Flow (each as defined in the agreement), and ranges (A) in the case of Domestic Rate Loans, from zero for a ratio less than or equal to 1.0:1 to 1.25% for a ratio greater than 5.0:1 and (B) in the case of Eurodollar Rate Loans, from 1.5% for a ratio less than or equal to 1.0:1 to 3.5% for a ratio greater than 5.0:1.

Notwithstanding the foregoing, the Credit Agreement provides that (x) from and after the Closing Date through and including the earlier of (i) the first anniversary of the Closing Date and (ii) the date on which the senior lender receives the Company's 1999 annual audited financial statements as required, the Applicable Margin shall be 1.25% for Domestic Rate Loans and 3.5% for Eurodollar Rate Loans, and (y) from and after the date that the Company repays in full Term Loan B and (ii) the date at which advances are no longer permitted under the Overformula Facility, the Applicable Margin in effect from time to time for both Domestic Rate Loans and Eurodollar Rate Loans shall be increased by .50%.

In addition to the amounts due for  interest,  the Company is  obligated to pay:
(i) a monthly unused facility fee, computed at the rate of 0.25% per annum, on the difference between the Maximum Revolving Advance Amount and the average daily balance of outstanding Revolving Advances (plus the aggregate undrawn amount of outstanding Letters of Credit) during that month, (ii) a monthly fee computed at the rate of 0.25% per annum on the outstanding face amount of any Letters of Credit (plus certain customary fees charged by the senior lender in connection with issuing letters of credit), and (iii) certain administrative fees payable to the senior lender under a fee letter executed in connection with the agreement.

The Credit Agreement requires, among other things, maintenance by the Company of prescribed minimum amounts of tangible net worth, ratios of current assets to current liabilities, working capital and net operating results (excluding extraordinary items). The Credit Agreement also limits the Company's ability to pay dividends, the Company's future capital expenditures and the amount of indebtedness the Company may incur, and effectively prohibits future acquisition or business combination transactions by the Company without the lenders' consent. The Company has not yet closed its books on the first quarter of Fiscal 1999, however, due to continuing liquidity shortfalls during the first quarter, substantial doubt exists regarding the Company's ability to maintain compliance with its financial covenants under the new Credit Agreement.

In consideration of the provision of the additional, unsecured Overadvance Facility prescribed in the agreement, the Company permitted the senior lender to purchase a total of 1,791,667 shares of the Company's Common Stock at the par value of $.01 per share (the "Issued Shares") under the terms of a separate
Subscription and Stock Purchase Agreement executed in conjunction with the Credit Agreement. The fair market value of these shares less the purchase price was $2,110,000. The Company also issued to the senior lender a warrant to purchase up to 375,000 additional shares of its

Common Stock (the "Warrant Shares") at an exercise price of $1.50 per share. The fair market value of these warrants using the Black-Scholes Option Pricing Model was $204,000 and will be treated as a debt discount and amortized over the term of the agreement. Subject to certain requirements for advance notice to the Company by the holder regarding the number of Warrant Shares which the holder intends to purchase, the warrant becomes exercisable over a three-year period beginning December 31, 1999 with respect to a maximum of 125,000 shares per year. The agreement also gives the senior lender the right to have both the Issued Shares and the Warrant Shares registered for resale under the Securities Act of 1933 in prescribed installments over a staggered period of time, and provides certain customary antidilution protections with respect to the Warrant Shares and the 625,000 Issued Shares for which resale registration is delayed.

The Subscription and Stock Purchase Agreement also provides for certain put and call options with respect to the Issued Shares. Under the put option, the senior lender will have the right (upon specified advance written notice) once each calendar year for three years, beginning December 31, 1999, to require the Company to purchase up to 388,889 of the Issued Shares at a price of $1.50 per share. This right will only be exercisable, however, if the average closing bid price of the Company's Common Stock for the five trading days prior to the date of the exercise of the put option is less than $1.50. Under the call option, the Company has the right (but not the obligation), exercisable at any time while the senior lender holds the 1,166,667 issued shares for which registration is not delayed under the agreement, to purchase all or any of the portion of such shares at $3.00 per share.

Furthermore, in connection with WGI, LLC's guaranteeing of certain overadvances, the Company is expected to grant WGI, LLC up to 10,000,000 warrants with an exercise price of $1.00 per share. Using the Black-Sholes Option Pricing Model the fair market value of these warrants would be estimated to be $8,400,000. The warrants would be capitalized as debt issuance costs and amortized over the term of the credit agreement.

Acquisition of Tahiti Apparel Co., Inc.

On March 22, 1999, the Company completed the acquisition of substantially all of the assets of Tahiti Apparel Co., Inc. ("Tahiti"), a New Jersey corporation engaged in the marketing of swimwear, bodywear and activewear for ladies and girls. The purchase price for the assets and business of Tahiti is $15,872,500, payable in shares of the Company's common stock having an agreed value (for purposes of such payment only) of $1.1875 per share. Additionally, the Company assumed, generally, the liabilities of Tahiti set forth on Tahiti's audited balance sheet as of June 30,1998 and all liabilities incurred in the ordinary course of business during the period commencing July 1, 1998 and ending on the Closing Date (including Tahiti's liabilities under a separate agreement (as described below) between Tahiti and Ming-Yiu Chan, Tahiti's minority shareholder).

The acquisition resulted in the issuance of 13,366,316 shares of the Company's Common Stock to Tahiti in payment of the purchase price under the Acquisition Agreement. One million of such shares have been placed in escrow for approximately two years following the closing date to satisfy the obligations of Tahiti and its majority stockholders and to indemnify the Company against certain potential claims as specified in the Acquisition Agreement. During the course of negotiations leading to the execution of the Acquisition Agreement, and in order to enable Tahiti to obtain working capital financing needed to support its on-going operations, the Company guaranteed repayment by Tahiti of certain amounts owed by Tahiti under one of its loans from its senior lender.

At a meeting held January 29, 1999, the Company's shareholders approved the issuance of up to 10,070,000 shares of the Company's Common Stock in connection with the Acquisition Agreement and the Chan Agreement discussed below, which shares were issued in connection with the closing. Under the rules of the New York Stock Exchange, on which the Company's Common Stock is traded, issuance of the additional 4,296,316 shares of Common Stock called for by the amendment to the Acquisition Agreement will be subject to approval by the Company's shareholders at the Company's annual meeting, which the Company expects to hold not later than June 15,1999.

All of the shares of Common Stock issued or to be issued pursuant to the Acquisition Agreement are unregistered, restricted shares pursuant to the rules of the Securities and Exchange Commission. Under the terms of a separate Registration Rights Agreement executed in connection with the Acquisition Agreement, Tahiti and/or its stockholders (and certain permitted assignees) have the right for a period of ten years following the Closing Date, under certain circumstances, to have the Company register the shares of Common Stock issued to them pursuant to the Acquisition Agreement for resale. Tahiti stockholders have also agreed with the Company (subject to certain limited exceptions) to limit their transfers of Company Common Stock during each of the first five years following the closing date (two years in the case of the shares issued under the Chan Agreement) to no more than five percent of the number of shares held by each of them during each such year.

Pursuant to the terms of the Acquisition Agreement, the Company also entered into employment agreements with Tahiti's two former majority stockholders. These agreements call for minimum annual salaries of $500,000 each for five years. Each of them must be appointed to the Company's Executive Management Committee and one must be appointed as a director of the Company. The employment agreements also provide for the issuance in the aggregate of up to 4,000,000 warrants to purchase the Company's Common Stock with an average exercise price of $1.75 per share. One million of such warrants vested upon the signing of the Agreement and the remaining three million warrants are subject to certain vesting restrictions.

In connection with the acquisition, Tahiti and Tahiti's former majority stockholders reached an agreement with Tahiti's former minority stockholder, Ming-Yiu Chan (" the Chan Agreement"), pursuant to which Tahiti executed a promissory note to Chan in the principal amount of $6,770,000 (the "Chan Note"), bearing interest at the rate of 8% per annum, and payable as follows:

     (a) $3,500,000 payable in cash (with accrued interest thereon) in the following installments:

          $1,000,000 payable in equal installments of $250,000 (90 days, 180 days, 270 days and 360 days following the closing)

          $2,500,000  payable  in  equal  quarterly   installments  of  $312,500
          commencing June 1, 2000 with a final payment due on March 1, 2002.

     (b) The balance of $3,270,000 plus accrued interest payable, at the option of Tahiti, through either: the delivery of 1,000,000 shares of Common Stock of the Company within five business days of the closing or payment of such amount in cash in eight quarterly installments, beginning on the first anniversary of the closing under the Asset Purchase Agreement.

Under the terms of the Acquisition Agreement, the Company assumed the Chan note following closing and effective March 22, 1999 repaid $3,270,000 of the Chan note through the issuance of 1,000,000 shares of Common Stock.

The Acquisition Agreement gives Tahiti's former majority stockholders the right (jointly) to repurchase Tahiti's assets from the Company, if at any time prior to the fifth anniversary of the Closing, the Company is unable to provide sufficient financing to its subsidiary or division operating the business purchased from Tahiti to support a level of sales at least equal to the sales of such business for the preceding season plus a reasonable rate of growth (a "Financing Default"). If the rights were exercised, the repurchase price would consist of repayment to the Company of the original $15,872,500 purchase price (payable in shares of Common Stock which would be valued at $1.1875 per share, plus the assumption of liabilities incurred in the ordinary course of business.

Issuance of 5% Convertible Debentures

Effective March 3, 1999 (the "Closing Date"), the Company reached an agreement ("the Purchase Agreement") with two institutional investors concerning the private placement of five million dollars of 5% Convertible Debentures due March 3, 2002 (the "Debentures"). In connection with the private placement, the Company paid $50,000 of the purchasers expenses. The Company also issued warrants to the institutional purchasers for the purchase of up to 2,500,000 shares of the Company's Common Stock at an exercise price of $1.00 per share, with a term of five years. Proceeds from issuance of the Debentures were used to redeem all of the remaining outstanding shares of the Company's 5% Series G1 Convertible Preferred Stock (following the conversion of $260,772.92 of stated value and accrued dividends of such stock into 248,355 shares of the Company's Common Stock effective February 26, 1999, by two other institutional investors).

The Debentures are junior in priority of payment to all of the Company's other outstanding indebtedness, and will be pari-passu with any future series of convertible debentures. The Debentures will bear interest at the rate of 5% per year, payable quarterly in arrears, commencing July 1, 1999. Interest on any amounts in default will accrue at the rate of 20% per annum. Interest on the debentures is payable at the option of the Company, either in cash or in shares of the Company's Common Stock (valued for such purposes at the average of the closing bid prices for the Common Stock on the New York Stock Exchange ("NYSE") over the ten trading days prior to the applicable interest payment date, disregarding the highest and lowest of such prices.

The Debentures, including any accrued and unpaid interest thereon, are convertible at the option of the purchasers (subject to certain limitations) into shares of the Common Stock at a fixed conversion price of $2.00 per share of Common Stock. The conversion price is subject to adjustment in the event of certain stock dividends, stock splits, reverse stock splits, or other transactions affecting the Company's outstanding Common Stock; provided, however, that no adjustment shall be made to the conversion price for any reverse stock split occurring prior to December 31, 1999.

After March 3, 2000, the Company will have the right to force the conversion of the outstanding Debentures into Common Stock, in whole or in part, upon 30 days written notice, provided that: (a) the closing bid price for the Company's Common Stock on the NYSE is $4.00 or more for at least 20 out of 30 trading days prior to the date of the Company's notice of its exercise of such right and (b) the Company issues to the Debenture holders additional warrants to acquire a number of shares of Common Stock equal to the amount of remaining interest that would have been paid to such holders had the Debentures remained outstanding for their full term divided by the average of the closing bid prices for the Common Stock on the NYSE over the ten (10) trading days prior to the date of the redemption notice (disregarding the highest and lowest such prices). Such warrants would have an exercise price equal to 120% of such average price over the applicable ten day period and additional terms equivalent to the warrants issued in connection with the Purchase Agreement.

 The Purchase Agreement and an accompanying Registration Rights Agreement require the Company to register the shares of Common Stock into which the Debentures are convertible, plus any shares of Common Stock which may be issued in payment of interest on the Debentures and the shares of Common Stock issuable upon the exercise of the purchaser's warrants, for resale by the institutional purchasers under the Securities Act of 1933, as amended. In order to satisfy these requirements, the Company is required to register for resale a number of shares equal to at least the sum of 120% of the number of shares of Common Stock issuable upon the conversion of the Debentures plus the 2,500,000 shares of Common Stock issuable upon exercise of the purchaser's warrants.

Sale of the Heritage Division

In January 1999, the Company completed the sale of its Heritage division to Heritage Sportswear, LLC, a new company formed by certain former members of management of the Heritage division. Under the terms of the sale dated January 20, 1999, the Company retained accounts receivable and accounts payable of approximately $0.1 million and $0.5 million, respectively and received cash consideration of $2.1 million and a note receivable of $0.4 million, subject to post closing adjustments. The note receivable bears interest at 10% with accrued interest payable with each principle payment. Aggregate annual principal payments are due as follows:

                        1999                        $100,000
                        2000                          91,666
                        2001                          83,332
                        2002                          83,332
                        2003                          41,670




ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

                                    PART III


Those portions of the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders described below are incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Election of Directors and Executive Officers

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation Information and Employment Agreements

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Compensation   Committee  Interlocks  and  Insider   Participation  and  Certain
Relationships and Related Transactions

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

     (a)3. Exhibits

    Exhibit                                                            Incorporation by Reference (to SEC
     Number       Description of Exhibit                                File No. 1-2782) or Filed Herewith
     ------       ----------------------                                ----------------------------------
       2.1        Asset  Purchase  Agreement  dated  as of             Exhibit  10.1 to  current  report on
                  December  17,  1998,  by and  among  the             Form 8-K dated March 22, 1999.
                  Company,  Tahiti  Apparel,  Inc. and the
                  stockholders of Tahiti Apparel, Inc.

       2.2        Amendment,  dated  March  16,  1999,  to             Exhibit  10.2 to  current  report on
                  Asset  Purchase  Agreement  dated  as of             Form  8-K dated March 22, 1999.
                  December  17,  1998,  by and  among  the
                  Company,  Tahiti  Apparel,  Inc. and the
                  stockholders of Tahiti Apparel, Inc.

       3.1        Restated  Articles of  Incorporation  of             Exhibit  3.1  to  current  report on
                  Signal Apparel Company, Inc., as amended             Form 8-K dated September 17, 1998.
                  through September 17, 1998.

    Exhibit                                                            Incorporation by Reference (to SEC
     Number       Description of Exhibit                                File No. 1-2782) or Filed Herewith
     ------       ----------------------                                ----------------------------------
       3.2        Copy of Bylaws as amended March 23, 1992.            Exhibit 3-2 to Form 10-K for the year
                                                                       ended December 31, 1991.

       4.1        Form of 5% Convertible  Debentures,  due             Exhibit 4.1 to Current Report on Form 8-K
                  March  3,   2003,   of  Signal   Apparel             dated March 3, 1999.
                  Company, Inc.

      10.1        Warrant Purchase Agreement,  dated as of             Exhibit 10.25 to Form 10-K for the year
                  March 1, 1991, between the Company,  The             ended December 31, 1991.
                  Shirt   Shed,    Inc.   and    Licensing
                  Corporation of America.

      10.2        Warrant  No.  002  issued  to  Licensing             Exhibit 10.1 to the Form 10-Q for the
                  Corporation of America, covering 193,386             quarter ended September 30, 1994.
                  shares of the  Company's  Common  Stock,
                  dated as of July 27,  1991 and  expiring
                  July 22, 2001.

      10.3        Warrant  No.  003  issued  to  Licensing             Exhibit 10.2 to the Form 10-Q for the
                  Corporation of America,  covering 38,674             quarter ended September 30, 1994.
                  shares of the  Company's  Common  Stock,
                  dated as of April 30, 1993 and  expiring
                  April 30, 2003.

      10.4        Promissory  Note  dated  March  31, 1994             Exhibit 10.2 to Form 10-Q for the quarter
                  between   the   Company  and  FS  Signal             ended March 31, 1994.
                  Associates I.


      10.5        Subordination Agreement, dated March 30,             Exhibit 10.47 to Form 10-K for the year
                  1994,  between  the  Company,  FS Signal             ended December 31, 1993.
                  Associates     and     BNY     Financial
                  Corporation.

      10.6        Warrant  Certificate dated April 1, 1994             Exhibit 10.4 to Form 10-Q for the quarter
                  to  purchase  300,000  shares  of Common             ended March 31, 1994.
                  Stock  of  the  Company,  issued  to  FS
                  Signal  Associates I in connection  with
                  the  promissory  note  dated  March  31,
                  1994.

      10.7        Agreement  dated  May  10,  1995  by and             Exhibit 10.4 to Form 10-Q for the quarter
                  between the  Company and Sherri  Winkler             ended March 31, 1995.
                  and MW Holdings, Inc.

      10.8        Real    Estate    Mortgage,     Security             Exhibit 10.4 to current report on Form 8-K
                  Agreement, Assignment of Lease and Rents             filed on May 10, 1995.
                  and Fixture  filing dated March 31, 1995
                  between   The   Shirt   Shed  and  Walsh
                  Greenwood.

      10.9        First  Amendment  dated August 10, 1995,             Exhibit 10.102 to Form 10-K for the year
                  to  Real   Estate   Mortgage,   Security             ended December 31, 1995.
                  Agreement, Assignment of Lease and Rents
                  and Fixture Filing dated March 31, 1995,
                  between   The   Shirt   Shed  and  Walsh
                  Greenwood.

     10.10        Reimbursement   Agreement   and  related             Exhibit 10.108 to Form 10-K for the year
                  Promissory  Note dated January 30, 1997,             ended December 31, 1996.
                  among the Company,  FS Signal Associates
                  Limited   Partnership   and  FS   Signal
                  Associates   II   Limited   Partnership,
                  concerning    renewal    and    guaranty
                  arrangements  with  respect  to  certain
                  letters of credit.

     10.11        Stock Purchase Agreement,  dated October             Exhibit 2-1 to Current Report on Form 8-K
                  31, 1997, by and among the Company,  Lee             dated November 5, 1997.
                  Ellis and Jimmy Metyko.

    Exhibit                                                            Incorporation by Reference (to SEC
     Number       Description of Exhibit                                File No. 1-2782) or Filed Herewith
     ------       ----------------------                                ----------------------------------
     10.12        Stock Purchase Agreement,  dated October             Exhibit 2-2 to Current Report on Form 8-K
                  31,  1997,  by and among the Company and             dated November 5, 1997.
                  Elizabeth Miller.

     10.13        Convertible   Preferred  Stock  Purchase             Exhibit 10.1 to Current Report on Form 8-K
                  Agreement   dated  September  17,  1998,             dated September 17, 1998.
                  among the Company and four institutional
                  purchasers    of   the    Company's   5%
                  Convertible Preferred Stock, Series G1.

     10.14        Registration   Rights   Agreement  dated             Exhibit 10.2 to Current Report on Form 8-K
                  September  17,  1998,  among the Company             dated September 17, 1998.
                  and four institutional purchasers of the
                  Company's   5%   Convertible   Preferred
                  Stock, Series G1.

     10.15        Warrants  to  purchase   Common   Stock,             Exhibit 10.3 to Current Report on Form 8-K
                  issued  to   purchasers   of  Series  G1             dated September 17, 1998.
                  Preferred  Stock,  dated  September  17,
                  1998.

     10.16        Warrants  to  purchase   Common   Stock,             Exhibit 10.4 to Current Report on Form 8-K
                  issued to placement  agent for Series G1             dated September 17, 1998.
                  Preferred  Stock,  dated  September  17,
                  1998.

     10.17        Securities   Purchase   Agreement  dated             Exhibit 10.1 to Current Report on Form 8-K
                  March 3, 1999, among the Company and two             dated March 3, 1999.
                  institutional    purchasers    of    the
                  Company's 5% Convertible  Debentures due
                  March 3, 2003.

     10.18        Registration   Rights   Agreement  dated             Exhibit 10.2 to Current Report on Form 8-K
                  March 3, 1999, among the Company and two             dated March 3, 1999.
                  institutional    purchasers    of    the
                  Company's 5% Convertible  Debentures due
                  March 3, 2003.

     10.19        Form  of  Warrants  to  purchase  Common             Exhibit 10.3 to Current Report on Form 8-K dated
                  Stock   issued  to   purchasers   of  5%             March 3, 1999.
                  Convertible  Debentures,  dated March 3,
                  1999.

     10.20        Escrow Agreement,  dated March 16, 1999,             Exhibit 10.3 to Current Report on Form 8-K
                  by  and   among  the   Company,   Tahiti             dated March 22, 1999.
                  Apparel, Inc. and Wachtel & Masyr, LLP.

     10.21        Agreement, dated March 16, 1999, between             Exhibit 10.4 to Current Report on Form 8-K
                  Tahiti Apparel,  Inc. and Ming Yiu Chan,             dated March 22, 1999.
                  together with related Form of Promissory
                  Note   (assumed   by  the   Company   at
                  closing).

     10.22        Stock Resale Agreement,  dated March 16,             Exhibit 10.5 to Current Report on Form 8-K
                  1999,   between  the   Company,   Tahiti             dated March 22, 1999.
                  Apparel,  Inc.,  Zvi  Ben-Haim,  Michael
                  Harary and Ming Yiu Chan.

     10.23        Registration  Rights  Agreement,   dated             Exhibit 10.6 to Current Report on Form 8-K
                  March 16,  1999,  between  the  Company,             dated March 22, 1999.
                  Tahiti  Apparel,   Inc.,  Zvi  Ben-Haim,
                  Michael Harary and Ming Yiu Chan.

     10.24        Securities  Transfer  Agreement,   dated             Exhibit 10.9 to Current Report on Form 8-K
                  March 16, 1999,  between the Company and             dated March 22, 1999.
                  Zvi Ben-Haim.

     10.25        Securities  Transfer  Agreement,   dated             Exhibit 10.10 to Current Report on Form 8-K
                  March 16, 1999,  between the Company and             dated March 22, 1999.
                  Michael Harary.

    Exhibit                                                            Incorporation by Reference (to SEC
     Number       Description of Exhibit                                File No. 1-2782) or Filed Herewith
     ------       ----------------------                                ----------------------------------
     10.26        Form of Warrants to be issued to each of             Exhibit 10.11 to Current Report on Form 8-K
                  Zvi  Ben-Haim  and Michael  Harary under             dated March 22, 1999.
                  Securities   Transfer  Agreements  dated
                  March 16, 1999.

     10.27        Revolving Credit, Term Loan and Security             Exhibit 10.12 to Current Report on Form 8-K
                  Agreement, dated March 12, 1999, between             dated March 22, 1999.
                  the    Company    and   BNY    Financial
                  Corporation (individually and as Agent).

     10.28        Second  Amended and  Restated  Factoring             Exhibit 10.13 to Current Report on Form 8-K
                  Agreement, dated March 12, 1999, between             dated March 22, 1999.
                  the    Company    and   BNY    Financial
                  Corporation.

     10.29        Subscription    and    Stock    Purchase             Exhibit 10.14 to Current Report on Form 8-K
                  Agreement, dated March 12, 1999, between             dated March 22, 1999.
                  the    Company    and   BNY    Financial
                  Corporation.

     10.30        Form  of  Warrants   to   purchase   the             Exhibit 10.15 to Current Report on Form 8-K
                  Company's  Common  Stock  issued  to BNY             dated March 22, 1999.
                  Financial  Corporation,  dated March 12,
                  1999.

     10.31        Employment Agreement with Leon Ruchlamer             Exhibit 10.5 to Form 10-Q for the quarter
                  dated as of March 27, 1995.                          ended March 31, 1995.

     10.32        Severance  Agreement  dated  November 5,             Exhibit 10.93 to Form 10-K for the year
                  1995 with Marvin Winkler.                            ended December 31, 1995.

     10.33        Employment Agreement with Barton Bresky,             Exhibit 10.109 to Form 10-K for the year
                  dated January 7, 1997.                               ended December 31, 1996.

     10.34        Employment   Agreement   with  David  E.             Employment Agreement with David E. Houseman,
                  Houseman, dated October 1, 1997.                     dated October 1, 1997.

     10.35        Separation   Agreement   with  David  E.             Filed Herewith.
                  Houseman, dated as of October 1, 1998.

     10.36        Employment   with  John  Prutch,   dated             Exhibit 10.93 to Form 10-K for the year
                  October 2, 1997.                                     ended December 31, 1997.

     10.37        Employment  Agreement,  dated  March 16,             Exhibit 10.7 to Current Report on Form 8-K
                  1999,   between   the  Company  and  Zvi             dated March 22, 1999.
                  Ben-Haim.

     10.38        Employment  Agreement,  dated  March 16,             Exhibit 10.8 to Current Report on Form 8-K
                  1999,  between  the  Company and Michael             dated March 22, 1999.
                  Harary.

       21         List of Subsidiaries                                 Filed Herewith.

       23         Consent   of   Arthur    Andersen   LLP,             Filed Herewith.
                  Independent Public Accountants

       27         Financial Data Schedule                              Filed Herewith (EDGAR version only).

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To:  Signal Apparel Company, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Part II, Item 8 of this Form 10-K and have issued our report thereon dated March 26, 1999 (except for the matter discussed in the last paragraph of Note 11, as to which the date is April 12,
1999). Our audits were made for the purpose of forming an opinion on those statements taken as a whole. Our report on the consolidated financial statements includes an explanatory paragraph with respect to the Company's ability to continue as a going concern as described in Note 1 to the financial statements.
Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/Arthur Andersen LLP
ARTHUR ANDERSEN LLP

Chattanooga, Tennessee
March 26, 1999

                          SIGNAL APPAREL COMPANY, INC.
                                AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in Thousands)

                                                          Additions
                                                          ---------

                                       Balance at      Charged to                                             Balance
                                       Beginning       Costs and                                              at End
                                       of Period        Expense          Other            Deductions         of Period
                                       ---------        -------          -----            ----------         ---------
Year ended December 31, 1998

Deducted from asset accounts:
Allowance to reduce inventories
to net realizable value                  $4,561          $1,194          $    0             $2,732             $3,023
Allowance for doubtful accounts           1,887             601               0                 45(1)          $2,443
                                         ------          ------          ------             ------             ------
                                         $6,448          $1,795          $    0             $2,777             $5,466

Year ended December 31, 1997
Deducted from asset accounts:
Allowance to reduce inventories
to net realizable value                  $3,544          $4,202          $    0             $3,185             $4,561
Allowance for doubtful accounts           1,573             107             391(2)             184(1)           1,887
                                         ------          ------          ------             ------             ------

                                         $5,117          $4,309          $  391             $3,369             $6,448
                                         ------          ------          ------             ------             ------
Year ended December 31, 1996
Deducted from asset accounts:
Allowance to reduce inventories
to net realizable value                  $3,179          $2,355          $    0             $1,990             $3,544
Allowance for doubtful accounts           1,703              55          $    0                185(1)           1,573
                                         ------          ------          ------             ------             ------
                                         $4,882          $2,410          $    0             $2,175             $5,117
                                         ------          ------          ------             ------             ------

(1) Uncollectible accounts written off, net of recoveries. (2) Represents allowance for doubtful accounts acquired in acquisition.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                            SIGNAL APPAREL COMPANY, INC.
                                            (Registrant)

Date:                                      /s/Thomas McFall
                                           ----------------------------------
                                           Thomas McFall
                                           Chief Executive Officer,

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below or on counterparts thereof by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Name                          Capacity                            Date
----                          --------                            ----


/s/ Henry L. Aaron            Director                            April 14, 1999
-------------------------
Henry L. Aaron

                              Director
-------------------------
Zvi Ben-Haim

                              Director
-------------------------
Barry F. Cohen

/s/ Jacob I. Feigenbaum       Director                            April 14, 1999
-------------------------
Jacob I. Feigenbaum

/s/ Paul R. Greenwood         Director                            April 14, 1999
-------------------------
Paul R. Greenwood

/s/ Thomas A. McFall           Director                           April 14, 1999
-------------------------
Thomas A. McFall

/s/ John W. Prutch            Director                            April 14, 1999
-------------------------
John W. Prutch

/s/ Stephen Walsh             Director, Chairman of the Board     April 14, 1999
-------------------------
Stephen Walsh

/s/ Howard N. Weinberg        Director, Chief Financial Officer,  March 18, 1999
-------------------------     Chief Accounting Officer
Howard N. Weinberg