Form 10-K/A
period 1998-12-31
SIGNAL APPAREL COMPANY INC
filed 1999-04-30
CIK 105107

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
                           Commission File No. 1-2782

                          SIGNAL APPAREL COMPANY, INC.
             (Exact name of Registrant as specified in its charter)

         Indiana                                                62-0641635
(State of Incorporation)                                     (I.R.S. Employer
                                                          Identification Number)

 34 Englehard Avenue, Avenel, New Jersey                           07001
(Address of principal executive offices)                        (zip code)

Registrant's telephone number, including area code (732) 382-2882 Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
              Title of each class                     on which registered
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant: $16,139,878, calculated by using the closing price on the New York Stock Exchange on April 26, 1999 of the Company's Common stock, and excluding common shares owned beneficially by directors and officers of the Company, and by certain other entities, who may be deemed to be "affiliates", certain of whom disclaim such status.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                    Outstanding as of April 26, 1999
                 -----                    --------------------------------
     Common Stock, $.01 par value                 44,771,977 shares

The registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1998, which was filed with the Commission on April 15, 1999:

Part III, Item 10:

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors

     The following is a list of the names, ages, positions held with the Company and business experience during the past five years of all nominees for director:

                                                                                                  Year First
                                                                                                   Became A
Name and Address                      Age     Business  Experience and  Directorships              Director
----------------                      ---     ---------------------------------------             ----------
Henry L. Aaron                        64      Senior  Vice   President  of  Atlanta   National       1998
c/o Cohen Pollock Merlin                      League  Baseball  Club,   Inc.,   since  October
   Axelrod & Tanenbaum                        1998.   Vice   President  of  Atlanta   National
2100 Riveredge Parkway                        League  Baseball Club,  Inc.,  from 1976 through
Suite 300                                     October 1998.
Atlanta, GA  30328

Zvi Ben-Haim                          39      President and Chief Executive  Officer of Tahiti       1999
Signal Apparel Company, Inc.                  Apparel,   Inc.,  a  designer  and  marketer  of
500 7th Avenue, 7th Floor                     swimwear,  body wear and active  wear for ladies
New York, NY  10018                           and girls,  from 1992 until its  acquisition  by
                                              the  Company  in  March  1999.   Executive  Vice
                                              President and Director of the Company, President
                                              and CEO of the Company's Tahiti Apparel Division
                                              and  President of the Company's  Signal  Branded
                                              Division, since March 1999.

Barry F. Cohen                        53      Executive    Vice   President   of   Parametrics       1998
Parametrics Technology Corp.                  Technology  Corporation,   a  computer  software
128 Technology Drive                          company,   since  January   1998;   Senior  Vice
Waltham, MA  02154                            President  of  Computer  Vision,  Inc.,  1993 to
                                              January 1998.

Jacob I. Feigenbaum                   50      President  of Miracle  Suit by Swim Shaper since       1994
c/o Miracle Suit                              February  1996;  President  and  owner of Sea Q.
1411 Broadway, 30th Floor                     America,  August  1994  to  1996;  President  of
New York, NY  10018                           Robby Len Swimwear  division of Apparel America,
                                              1980 to 1994.

                                                                                                  Year First
                                                                                                   Became A
Name and Address                      Age     Business  Experience and  Directorships              Director
----------------                      ---     ---------------------------------------             ----------
Paul R. Greenwood                     51      Managing  General Partner of Walsh,  Greenwood &       1990
One East Putnam Avenue                        Co.,  a   broker-dealer   engaged  in  effecting
Greenwich, CT  06830                          transactions  in  securities  for others and for
                                              its own account.

Michael Harary                        43      Senior Vice President of Tahiti  Apparel,  Inc.,      Nominee
Signal Apparel Company, Inc.                  a designer and  marketer of swimwear,  body wear        for
500 7th Avenue, 7th Floor                     and active wear for ladies and girls,  from 1992     election
New York, NY  10018                           until its  acquisition  by the  Company in March        at
                                              1999.  Executive Vice President of the Company's      Annual
                                              Tahiti  Apparel   Division  and  Executive  Vice      Meeting
                                              President  of  the  Company's   Signal   Branded
                                              Division since March 1999.



Thomas A. McFall                      44      Chief   Executive   Officer   since  June  1998.       1997
Signal Apparel Company, Inc.                  Chairman,  Weatherly Financial Companies,  since
34 Englehard Avenue                           1984 (currently inactive).
Avenel, NJ  07001

John W. Prutch                        46      President  of the Company  since  October  1997;       1997
1088 National Parkway                         President,   GIDI  Holdings,   Inc.,   imprinted
Schaumburg, IL  60173                         activewear  manufacturer,   from  July  1994  to
                                              October  1997;   President,   Merchant   Capital
                                              Group, Ltd., 1984 to January 1993.

Stephen Walsh                         53      Chairman  of  the  Board  of   Directors   since       1990
3333 New Hyde Park Road                       September  1997;  Chief  Executive  Officer June
North Hills, NY  11040                        1998  to  January  1999.   General   Partner  of
                                              Walsh, Greenwood & Co., broker-dealer engaged in
                                              effecting  transactions in securities for others
                                              and for its own account.

                                                                                                  Year First
                                                                                                   Became A
Name and Address                      Age     Business  Experience and  Directorships              Director
----------------                      ---     ---------------------------------------             ----------
Howard N. Weinberg                    38      Executive  Vice  President  and Chief  Financial       1998
34 Englehard Avenue                           Officer of the  Company  since  September  1998.
Avenel, NJ  07001                             Associate   Attorney,   Skadden,   Arps,  Slate,
                                              Meagher & Flom LLP, 1997 through September 1998.
                                              Co-Owner  of   Louise's   Trattoria,   Inc.,   a
                                              privately held restaurant company,  1989 through
                                              1997.

     The information set forth above with respect to the principal occupation or employment of each nominee during the past five years has been furnished to the Company by the respective nominee.

     Pursuant to an agreement among the Company and certain shareholders (a predecessor to WGI, LLC, FS Signal Associates, L.P. and FS Signal Associates II, L.P.), FS Signal Associates, L.P. and FS Signal Associates II, L.P., together, have the right until 2001 to nominate two directors to be included in the slate of nominees. As of the date of this Report, neither FS Signal Associates, L.P. nor FS Signal Associates II, L.P. has exercised this right by nominating any individuals for election to the Board of Directors.

     WGI, LLC also has the right, under the terms of the Credit Agreement dated as of May 8, 1998 between the Company and WGI, LLC, until such time as all of the Company's indebtedness to WGI, LLC under the terms of the agreement is paid in full, to nominate two directors to be included in the slate of nominees. The nomination of Messrs. Walsh and Greenwood for election to the Board of Directors satisfies this requirement.

     Mr. Ben-Haim was appointed as a director of the Company and was employed as Executive Vice President of the Company pursuant to the terms of an Employment Agreement (as described herein) entered into simultaneously with the Company's acquisition of Tahiti Apparel, Inc. Under the terms of that agreement, the Company agreed to use its reasonable best efforts (subject to the fiduciary duties of its Board of Directors) to cause Mr. Ben-Haim to be nominated for election as a director of the Company at its 1999 Annual Meeting of Shareholders.

     The Board of Directors held six meetings in 1998.

Executive Officers

     The following is a list of the names, ages, positions with the Company and business experience during the past five years of the executive officers of the
Company:

Name                   Age        Office and Business Experience
----                   ---        ------------------------------

Zvi Ben-Haim           39         President of Tahiti Apparel, Inc., a designer
                                  and  marketer  of  swimwear,  body  wear  and
                                  active  wear for ladies and girls,  from 1992
                                  until its acquisition by the Company in March
                                  1999.  Executive  Vice President and Director
                                  of  the  Company,  President  and  CEO of the
                                  Company's   Tahiti   Apparel   division   and
                                  President  of the  Company's  Signal  Branded
                                  Division, since March 1999.

Thomas A. McFall       44         Chief  Executive  Officer  since  June  1998.
                                  Chairman,   Weatherly  Financial   Companies,
                                  since 1984 (currently inactive).

Robert J. Powell       50         Vice   President  of  Licensing  and  General
                                  Counsel since September 1992; Secretary since
                                  January 1993.

John W. Prutch         46         President of the Company  since October 1997.
                                  President, GIDI Holdings, Inc., imprinted activewear manufacturer, from July 1994 to October 1997; President, Merchant Capital
                                  Group, Ltd., 1984 to January 1993.

Stephen Walsh          53         Chairman  of the  Board  of  Directors  since
                                  September 1997; Chief Executive  Officer from
                                  June 1998 to January 1999. General Partner of
                                  Walsh, Greenwood & Co., broker-dealer engaged in effecting transactions in securities for others and for its own account.

Howard N. Weinberg     38         Executive Vice President and Chief  Financial
                                  Officer of the Company since  September 1998.
                                  Associate  Attorney,  Skadden,  Arps,  Slate,
                                  Meagher & Flom LLP,  1997  through  September
                                  1998. Co-Owner of Louise's Trattoria, Inc., a
                                  privately  held  restaurant   company,   1989
                                  through 1997.

Officers are elected annually and serve at the pleasure of the Board of Directors. There is no family relationship between any of the above executive officers, directors and nominees for director.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 and regulations of the Securities and Exchange Commission thereunder require the Company's executive officers and directors and persons who own more than ten percent of the Company's Common Stock, as well as certain affiliates of such persons, to file initial reports of ownership and monthly transaction reports covering any changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. Executive officers, directors and persons owning more than ten percent of the Company's Common Stock are required by Securities and Exchange Commission regulations to furnish the Company with copies of all such reports they file. Based solely on its review of the copies of such reports received by it and written representations that no other reports were required for those persons, the Company believes that during 1998 all filing requirements applicable to its executive officers, directors and owners of more then ten percent of the Company's Common Stock were complied with except for one filing by Mr. Paul R. Greenwood (a director and ten percent beneficial owner) reporting late a purchase of securities by his spouse and one filing by Mr. Stephen Walsh (a director, Chairman of the Board and ten percent beneficial owner) reporting late ten purchases of securities by two trusts established for the benefit of his minor children.










                      [This space intentionally left blank]

Part III, Item 11:

EXECUTIVE COMPENSATION

     Set forth below is a summary of the annual and long-term compensation for each of the last three fiscal years paid to and/or earned by the following Company executives: (i) Thomas A. McFall, Co-Chief Executive Officer from June 1998 until January 1999 and Chief Executive Officer since January 1999; (ii) Stephen Walsh, Chief Executive Officer from June 1998 until January 1999; (iii) David E. Houseman, Chief Executive Officer until May 1998; and (iv) the Company's other four most highly compensated executive officers serving as of December 31, 1998 (the "Named Executives").

                           SUMMARY COMPENSATION TABLE

                                                        Annual Compensation
                                              --------------------------------------
                                                                                                 Long-Term
                                                                                               Compensation
                                                                                                  Awards
                                                                           Other                Securities                All
                                                                          Annual                 Underlying              Other
  Name and Principal Position                 Salary       Bonus       Compensation            Options/SARs           Compensation
                                   Year        ($)        ($)(1)            ($)                   (#)(3)                   (4)
------------------------------------------------------------------------------------------------------------------------------------
David E. Houseman,                 1998       203,620      82,500          37,688(2)              275,000                 6,465
 Chief Executive                   1997        90,805        --           104,226                 300,000                   562
 Officer (until May 1998),         1996          --          --              --                      --                    --
 Chief Operating Officer
 (until May 1998) and
 Chief Financial Officer
 (until September, 1998)

Stephen Walsh,                     1998          --          --              --                      --                    --
 Chief Executive Officer           1997          --          --              --                      --                    --
 (from June 1998 until             1996          --          --              --                      --                    --
  January 1999)

Thomas A. McFall                   1998          --        37,500            --                      --                 150,000(4)
 Chief Executive Officer           1997          --          --              --                      --                    --
 (since June 1998) (1)             1996          --          --              --                      --                    --

Robert J. Powell,                  1998       143,654       7,500            --                   350,000                 4,331
  Vice President                   1997       180,418        --              --                   150,000                 4,868
  and Secretary (1)                1996       185,000        --              --                    50,000                 5,645

John W. Prutch,                    1998       155,769      50,000            --                      --                     365
 President (1)                     1997        31,705        --              --                   150,000                    87
                                   1996          --          --              --                      --                    --

Howard N. Weinberg                 1998       135,000        --              --                      --                    --
 Executive Vice President          1997          --          --              --                      --                    --
 and Chief Financial               1996          --          --              --                      --                    --
 Officer (since September
 1998)(1)

NOTES TO SUMMARY COMPENSATION TABLE

(1) Bonus amounts reported in the table for Messrs. McFall, Powell, Prutch and Weinberg do not include $579,098 of bonuses earned by such officers as a group for transactions completed during fiscal 1998 but not yet paid and not yet allocated among such officers on an individual basis.

(2) $35,000 of this amount consisted of certain educational tuition payments for Mr. Houseman's children.

(3) Reflects the number of shares of the Company's Common Stock subject to options granted to the Named Executive Officers for the periods presented.

(4) In the case of Mr. McFall, the amount reported represents a draw paid to Mr. McFall that is offset against compensation earned under the agreement described below in Part III, Item 13 under the heading "Certain Relationships and Related Transactions." For certain other Named Executives, these amounts include the portion of life insurance premiums paid by the Company that represents term life insurance on each of the Named Executives. In 1998, these amounts were as follows: Mr. Houseman, $4,094; Mr. Walsh, none; Mr. Powell, $1,312; Mr. Prutch, $365; and Mr. Weinberg, none. All other amounts represent Company matching contributions to a 401(k) plan maintained by the Company for the accounts of the Named Executives. In 1998, these amounts were as follows: Mr. Houseman, $2,371; Mr. Walsh, none; Mr. Powell, $3,019; Mr. Prutch, none; and Mr. Weinberg, none.

     The table below sets forth certain information concerning grants of options during the year ended December 31, 1998, to the Company's Named Executives. The Company's 1985 Stock Option Plan does not provide for the granting of stock appreciation rights, and the Company has not yet granted any awards under its new 1998 Stock Incentive Plan.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                 Individual Grants
                            ----------------------------                                      Potential Realizable Value
                                             % of Total                                       at Assumed Annual Rates of
                                               Options                                         Stock Price Appreciation
                                             Granted to      Exercise or                           for Option Term*
                             Options        Employees In      Base Price                      --------------------------
Name                        granted (#)      Fiscal Year      ($/Share)     Expiration Date   5%($)               10%($)
------------------------------------------------------------------------------------------------------------------------
David E. Houseman(1)          275,000           35.26%          1.75            9/17/01         85,200           180,914

Robert J. Powell(2)           350,000           44.87%          1.75            8/17/03        141,304           338,707

* The dollar gains under these columns result from calculations assuming 5% and 10% growth rates as required by the Securities and Exchange Commission and are not intended to forecast future price appreciation of Company Common Stock. The gains reflect a future value based upon growth at these prescribed rates.

(1) Options were issued in connection with Mr. Houseman's severance agreement with the Company, with all of such options vesting one year from the date of the grant, May 8, 1998. The options were issued with an exercise price that was equal to the market price on the date of grant.

(2) Options were issued under the Company's 1985 Stock Option Plan as a component of Mr. Powell's compensation. Options with respect to 200,000 shares vest one year after the date of grant, options with respect to 75,000 shares vest two years after the date of grant and the remaining 75,000 options vest three years after the date of grant. The options were issued with an exercise price that was $0.0625 above the market price on the date of grant.

     The following table provides information about options held by the Named Executives. The 1985 Stock Option Plan does not provide for the granting of stock appreciation rights, and the Company has not yet granted any awards under its new 1998 Stock Incentive Plan.



               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                      Number of
                                                                      Securities                Value of
                                                                      Underlying                Unexercised
                                                                      Unexercised               In-the-Money
                                                                      Options/SARs at           Options/SARs at
                                                                      FY-End (#)                FY-End($)(1)

                         Shares Acquired            Value             Exercisable/              Exercisable/
Name                     on Exercise (#)         Realized ($)         Unexercisable             Unexercisable
----                     ---------------         ------------         -------------             -------------
David E. Houseman              --                    --                     0 exer./                --
                                                                      275,000 unexer.               --

Stephen Walsh                  --                    --                     0 exer./                --
                                                                         0 unexer.                  --

Thomas A. McFall               --                    --                     0 exer./                --
                                                                         0 unexer.                  --

Robert J. Powell               --                    --                     0 exer./                --
                                                                      350,000 unexer.               --

John W. Prutch                 --                    --                     0 exer./                --
                                                                      150,000 unexer.               --

Howard N. Weinberg             --                    --                     0 exer./                --
                                                                         0 unexer.                  --

(1) Value of unexercised in-the-money options based on a fair market value of a share of the Company's Common Stock of $1.375 as of December 31, 1998.
     Based on such value, none of the options held by any of the Named Executives were "in-the-money" at December 31, 1998.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Jacob I. Feigenbaum, Paul R. Greenwood and Stephen Walsh are the current members of the Board's Compensation Committee. As previously stated, Paul R. Greenwood and Stephen Walsh are Managers of WGI, LLC, the Company's principal shareholder.

     In connection with the Company's 1997 Restructuring Plan for its outstanding subordinated debt and preferred stock, the Company agreed with WGI, LLC, that all funds advanced to the Company by WGI, LLC after August 21, 1997 (which indebtedness was not part of the Restructuring Plan) would be documented in the form of a new Credit Agreement with interest payable quarterly at a rate of 10% per annum and with other terms to be agreed upon between the Company and WGI. As of August 10, 1998, the Company was indebted to WGI in an aggregate principal amount of $19,360,000 pursuant to such advances.

     On August 10, 1998, the Company's Board of Directors approved a new Credit Agreement between the Company and WGI, to be effective as of May 8, 1998 (the "WGI Credit Agreement"), pursuant to which WGI will lend the Company up to $25,000,000 on a revolving basis for a three-year term ending May 8, 2001. Additional material terms of the WGI Credit Agreement are as follows:

o Maximum funding of $25,000,000, available in increments of $100,000 in excess of the minimum funding of $100,000.

o Secured by a security interest in all of the Company's assets (except for the assets of its Heritage division and certain former plant locations which were held for sale), subordinate to the security interests of the Company's senior lender.

o Funds borrowed may be used for any purpose approved by the Company's directors and executive officers, including repayment of any other existing indebtedness of the Company.

o During the term of the WGI Credit Agreement, WGI, LLC is entitled to have two designees nominated by the Company for election to its Board of Directors at the Company's Annual Meeting of Shareholders; Messrs. Walsh and Greenwood are the Board nominees designated by WGI, LLC pursuant to this provision.

     Pursuant to the WGI Credit Agreement, WGI will receive warrants to purchase up to 5,000,000 shares of the Company's Common Stock at $1.75 per share, with the following additional terms:

     (1) the warrants vest at the rate of 200,000 warrants for each $1,000,000 increase in the largest balance owed at any one time over the life of the credit agreement (as of December 31, 1998, the largest outstanding balance to date has been $19,985,000, which means that warrants to acquire 3,997,000 shares of Common Stock would have been vested as of such date)

     (2) the warrants have registration rights no more favorable than the equivalent provisions in the currently outstanding warrants issued to principal shareholders of the Company, except that such rights include three demand registrations; and

     (3) the warrants contain antidilution provisions which require that the number of shares subject to such warrants shall be adjusted in connection with any future issuance of the Company's Common Stock (or of other securities exercisable for or convertible into Common Stock) such the aggregate number of shares issued or issuable subject to these Warrants (assuming eventual vesting as to the full 5,000,000 shares) will always represent ten percent (10%) of the total number of shares of the Company's Common Stock on a fully diluted basis.

In compliance with the rules of the New York Stock Exchange, these warrants were subject to approval by the Company's shareholders, which was obtained at the 1998 Annual Meeting.


     As of March 31, 1999, the Company was indebted to WGI, LLC in the principal amount of $19,460,000 pursuant to this Credit Agreement.

EMPLOYMENT AGREEMENTS

     David E. Houseman was employed as the Company's Chief Executive Officer and Chief Operating Officer through May 1998, and as the Company's Chief Financial Officer through his resignation in September 1998. Pursuant to the terms of a severance agreement between the Company and Mr. Houseman, Mr. Houseman will receive severance payments in the aggregate amount of $100,000, with $60,000 having been paid upon execution and the remainder payable in four equal monthly installments, together with continuation of his health benefits through September 1999 and payments for unused vacation time and certain expenses totaling less than $20,000. Mr. Houseman also was permitted to retain an option to purchase 275,000 shares of the Company's Common Stock at $1.75 per share which was granted effective May 8, 1998. Under Mr. Houseman's severance agreement, such option will vest in full on May 8, 1999 and may be exercised by Mr. Houseman through September 17, 2001.

     John W. Prutch is employed as the Company's President under the terms of an employment agreement extending through December 31, 1999. Pursuant to the terms of his employment agreement Mr. Prutch's base salary is $150,000 with the right to receive an annual bonus. As a further inducement to employment, the Company granted Mr. Prutch options pursuant to the Company's 1985 Stock Option Plan to purchase 150,000 shares of the Company's

Common Stock at an exercise price of $2.375 per share, subject to adjustment ($.625 above the market price on the date of grant), with such options vesting at the rate of 100,000 shares two years after the date of grant and the remaining 50,000 shares three years after the date of grant. All such options expire five years from the date of grant. Additionally, Mr. Prutch is entitled to participate in all other incentive bonus, stock option, savings and retirement programs and benefit programs maintained for the Company's executive officers from time to time. In the event that Mr. Prutch's employment is terminated for cause or, under certain circumstances, Mr. Prutch voluntarily terminates his employment, the Company shall pay Mr. Prutch (or his legal representative) only those amounts of compensation attributable to periods prior to the termination. If the termination is for cause, all outstanding stock options held by Mr. Prutch shall expire. If Mr. Prutch voluntarily terminates his employment, all options vested as of the date of termination shall expire ninety days after the date of termination. In the event that Mr. Prutch's employment is terminated without cause (as defined in his employment agreement) then he will be entitled to payments equal to one year's base salary. Furthermore, all unvested options shall become immediately exercisable. Any vested Incentive Stock Options will expire three months from the date of termination, and any vested Non-Incentive Stock Options will expire one year from the date of termination.

         In addition to Mr. Prutch's employment agreement with the Company in his capacity as President, both John W. Prutch and Thomas A. McFall are parties to separate agreements with the Company involving financial advisory services provided by Messrs. Prutch and McFall, as described below in Part III, Item 13 under the heading "Certain Relationships and Related Transactions."











                      [This space intentionally left blank]

Part III, Item 12:

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the Company's equity securities as of April 26, 1999, by each shareholder that the Company knows to own beneficially more than 5% of the issued and outstanding shares of the Company's Common Stock, director of the Company, nominee for director, Named Executive (as defined herein) and by the directors and Named Executives of the Company as a group.

                                                                      Amount and Nature of
Name and Address of Beneficial Owner           Title of Class        Beneficial Ownership(1)       Percent of Class
------------------------------------           --------------        -----------------------       ----------------
FS  Signal  Associates,   L.P.;  FS  Signal    Common Stock                 11,940,002                  26.5%
Associates II, L.P.; FS Signal, Inc.; and      $.01 par value
Kevin S. Penn, as a group
65 E. 55th St., 32nd Floor
New York, New York 10022 (2)

Kevin S. Penn                                  Common Stock                 11,940,002                  26.5%
65 E. 55th St., 32nd Floor                     $.01 par value
New York, New York 10022 (2)

FS Signal, Inc.                                Common Stock $.01            11,640,002                  26.0%
65 E. 55th St., 32nd Floor                     par value
New York, New York 10022(2)(3)


FS Signal Associates, L.P.                     Common Stock                  4,645,013                  10.4%
c/o Kenneth Musen                              $.01 par value
157 Church Street, Box 426
New Haven, Connecticut 06502 (2)(4)

FS Signal Associates II, L.P.                  Common Stock                  6,994,989                  15.6%
c/o Kenneth Musen                              $.01 par value
157 Church Street, Box 426
New Haven, Connecticut 06502 (2)(5)

Walsh Greenwood & Co.; Stephen Walsh;  Paul    Common Stock                 25,325,849                  47.5%
R. Greenwood; and WGI, LLC, as a group         $.01 par value
One East Putnam Avenue
Greenwich, Connecticut 06830 (6)               Series H                         443.16                   100%
                                               Preferred Stock
                                               $100,000 stated
                                               value

Walsh Greenwood & Co.                          Common Stock                    788,800                  1.8%
One East Putnam Avenue                         $.01 par value
Greenwich, Connecticut 06830 (6)(7)

                                                                      Amount and Nature of
Name and Address of Beneficial Owner           Title of Class        Beneficial Ownership(1)       Percent of Class
------------------------------------           --------------        -----------------------       ----------------
WGI, LLC                                       Common Stock                24,518,649                   46.0%
One East Putnam Avenue                         $.01 par value
Greenwich, Connecticut 06830 (6)(7)
                                               Series H                        443.16                    100%
                                               Preferred Stock
                                               $100,000 stated
                                               value

Ming-Yiu Chan                                  Common Stock                 3,656,666                    8.2%
c/o Manley, Ltd., 8/F                          $.01 par value
HK Spinners International Building
818 Cheung Sha Wan Road
Kowloon, Hong Kong (8)

Henry L. Aaron (9)                             Common Stock                    75,000                      *
                                               $.01 par value

Barry F. Cohen                                 Common Stock                      --                        --
                                               $.01 par value

Zvi Ben-Haim                                   Common Stock                 2,506,667                    5.6%
                                               $.01 par value

Jacob I. Feigenbaum (10)                       Common Stock                    10,000                      *
                                               $.01 par value

Paul R. Greenwood (6)(7)                       Common Stock                25,320,849                   47.5%
                                               $.01 par value

                                               Series H                        443.16                    100%
                                               Preferred Stock
                                               $100,000 stated
                                               value

Michael Harary                                 Common Stock                   885,557                    2.0%
                                               $.01 par value

Thomas A. McFall (11)                          Common Stock $.01              769,793                    1.7%
                                               par value

John W. Prutch (12)                            Common Stock                   769,793                    1.7%
                                               $.01 par value

Stephen Walsh (6)(7)                           Common Stock                25,312,449                   47.5%
                                               $.01 par value

                                               Series H                        443.16                    100%
                                               Preferred Stock
                                               $100,000 stated
                                               value

                                                                      Amount and Nature of
Name and Address of Beneficial Owner           Title of Class        Beneficial Ownership(1)       Percent of Class
------------------------------------           --------------        -----------------------       ----------------
Howard N. Weinberg                             Common Stock                     --                        --
                                               $.01 par value

Robert J. Powell                               Common Stock                     --                        --
                                                $.01 par value

David E. Houseman (13)                         Common Stock                   280,000                     *
                                               $.01 par value

All directors and executive                    Common Stock                30,341,659                   58.4%
officers as a group [11 individuals] (14)      $.01 par value

                                               Series H                        443.16                    100%
                                               Preferred Stock
                                               $100,000 stated
                                               value

----------
* Less than 1%


NOTES TO TABLE OF BENEFICIAL OWNERSHIP

(1) As of April 26, 1999, the Company had issued and outstanding 44,771,977 shares of Common Stock and 443.16 shares of Series H Preferred Stock. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security, or if a person has the right to acquire either voting power or investment power over such security through the exercise of an option or the conversion of another security within 60 days. More than one person may be a beneficial owner of the same security, and a person may be deemed to be a beneficial owner of securities as to which he has no personal economic interest or which he may not vote. In the case of persons who hold options or warrants to purchase shares of Common Stock that are exercisable either immediately or within 60 days of April 26, 1999, the shares of Common Stock represented thereby have been treated as outstanding for purposes of calculating the ownership totals and percentages (and the percentage of voting power) for only the persons holding such options and warrants, and have not otherwise been treated as outstanding shares.

(2) FS Signal Associates, L.P. ("FS Signal"); FS Signal Associates II, L.P. ("FS Signal II"); FS Signal, Inc. ("FSSI"); and Kevin S. Penn ("Penn") have filed a report, as a group, on Schedule 13D disclosing their various relationships. Such persons may be deemed to be a group for purposes of the beneficial ownership of the securities disclosed in the table, although they disclaim membership in a group. The 11,940,002 shares of Common Stock include (i) 4,645,013 shares of Common Stock held directly by FS Signal;
     (ii)  6,994,989  shares of Common Stock held  directly by FS Signal II; and
     (iii) warrants held directly by Penn to acquire 300,000 shares of Common Stock. The reporting persons may be deemed to be members of a group and, accordingly, could each be deemed to have beneficial ownership (by virtue of Rule 13(d)-5) of all shares of Common Stock held directly by the various members of the group. Except as disclosed herein, no other entity or person that may be deemed to be a member of the group holds direct beneficial ownership of such

     Common Stock. Penn is the President of FSSI, which is the general partner of both FS Signal and FS Signal II. Both FS Signal and FS Signal II are limited partnerships. Pursuant to both the bylaws of FSSI and an understanding among the limited partners of FS Signal and FS Signal II, Penn, as President of FSSI, has the sole voting and investment power over the securities held by both limited partnerships.

(3) As the general partner of both FS Signal and FS Signal II, FSSI may be deemed to be the beneficial owner of (i) 4,645,013 shares of Common Stock held directly by FS Signal and (ii) 6,994,989 shares of Common Stock held directly by FS Signal II. Kevin S. Penn is the President of FSSI. Pursuant to both the bylaws of FSSI and an understanding among the limited partners of FS Signal and FS Signal II, Penn, as President of FSSI, has the sole voting and investment power over the securities held by both limited partnerships.

(4) FS Signal, a Connecticut limited partnership, owns directly 4,645,013 shares of Common Stock. Kevin S. Penn, in his capacity as President of FS Signal, Inc., the general partner of FS Signal, may be deemed to own beneficially all shares of Common Stock held by FS Signal.

(5) FS Signal II, a Connecticut limited partnership, owns directly 6,994,989 shares of Common Stock. Kevin S. Penn, in his capacity as the President of FS Signal, Inc., the general partner of FS Signal II, may be deemed to own beneficially all shares of Common Stock held by FS Signal II.

(6) Walsh Greenwood & Co., a New York limited partnership ("Walsh Greenwood"), Walsh Greenwood's sole general partners, Stephen Walsh and Paul R.
     Greenwood, and WGI,LLC, a Connecticut limited liability company whose Managers are Stephen Walsh and Paul R. Greenwood ("WGI") have filed a report, as a group, on Schedule 13D disclosing their various relationships. Such persons may be deemed to be a group for purposes of the beneficial ownership of the securities disclosed in the table, although they disclaim membership in a group. The 25,325,849 shares of Common Stock include (i) 788,800 shares of Common Stock held directly by Walsh Greenwood on behalf of certain managed accounts (as to which Walsh Greenwood has voting power and investment power but does not have any pecuniary interest therein);
     (ii) 16,021,649 shares of Common Stock owned directly by WGI; (iii) 12,400 shares of Common Stock owned by two trusts for the benefit of the minor children of Stephen Walsh, as to which Paul R. Greenwood serves as trustee;
     (iv) 1,000 shares of Common Stock owned by Mr. Greenwood's spouse; (v) 5,000 shares of Common Stock owned by Mr. Walsh's spouse; and (vi) presently exercisable warrants to acquire a total of 8,497,000 shares of Common Stock held by WGI. All 443.16 shares of Series H Preferred Stock are held directly by WGI.

(7) Walsh Greenwood has the sole power to vote and dispose of 788,800 shares of Common Stock (all of which shares are held by Walsh Greenwood on behalf of certain managed accounts and as to which Walsh Greenwood has voting power and investment power but does not have any pecuniary interest therein). WGI has (i) the sole power to vote and dispose of the 16,021,649 shares of Common Stock it owns directly; (ii) the sole power to dispose of the presently exercisable warrants to acquire a total of 8,497,000 shares of Common Stock, which warrants are exercisable by WGI's Managers, Stephen Walsh and Paul R. Greenwood; and (iii) the sole power to vote and dispose of the 443.16 shares of Series H Preferred Stock that it owns directly. Both Messrs. Walsh and Greenwood, in their individual capacities as general partners of Walsh Greenwood and as Managers of WGI, may be deemed to share the power to vote and direct the disposition of the shares of Common Stock and Series H Preferred Stock beneficially owned by Walsh Greenwood and WGI. Paul R. Greenwood, in his capacity as trustee, has sole power to vote and to direct the disposition of the 12,400 shares of Common Stock held in two trusts for the benefit of Mr. Walsh's minor children (but Mr. Greenwood has no financial interest in such shares). Under S.E.C. rules, Mr. Greenwood may be deemed to share voting and investment power with respect to the 1,000 shares of Common Stock held by his wife, and Mr. Walsh may be deemed to share voting and investment power with respect to the 5,000 shares of Common Stock held by his wife; however, Messrs. Greenwood and Walsh disclaim any beneficial ownership with respect to such shares.

(8) Beneficial ownership reported for Ming-Yiu Chan consists of 3,656,666 shares of Common Stock issued to Mr. Chan in connection with the Company's recent acquisition of substantially all of the assets and business of Tahiti Apparel, Inc. To date, the Company has not received a report of beneficial ownership on Schedule 13D from Mr. Chan.

(9) Beneficial ownership reported for Mr. Aaron consists of warrants to purchase 75,000 shares of Common Stock which were granted in connection with a licensing transaction between the Company and Mr. Aaron prior to Mr. Aaron becoming a director. These Warrants became exercisable on December 31, 1998. Mr. Aaron also holds warrants to purchase an additional 75,000 shares (granted in connection with the same license) which become exercisable on December 31, 1999.

(10) Beneficial ownership reported for Mr. Feigenbaum consists of presently exercisable warrants to purchase 10,000 shares of Common Stock.

(11) Beneficial   ownership  reported  for  Mr.  McFall  consists  of  presently exercisable warrants to purchase 769,793 shares of Common Stock.

(12) Beneficial   ownership  reported  for  Mr.  Prutch  consists  of  presently exercisable warrants to purchase 769,793 shares of Common Stock.

(13) Beneficial ownership reported for Mr. Houseman includes options to purchase 275,000 shares of Common Stock which become exercisable as of May 8, 1999.

(14) This figure includes shares held by certain entities for which indirect beneficial ownership may be attributed to Messrs. Walsh and Greenwood, directors of the Company, as discussed in Notes (6) and (7) above. The figure includes warrants to acquire 10,121,586 shares of Common Stock. All such warrants are exercisable either immediately or within 60 days of April 26, 1999 and, consequently, have been treated as outstanding shares of Common Stock for calculations of share ownership and voting power for the group of directors and executive officers. See Note (1) above.


Part III, Item 13:

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In addition to the information presented below, see also discussion under heading "Compensation Committee Interlocks and Insider Participation" in Part III, Item 11.

     Effective May 9, 1997, the Company contracted with Weatherly Financial ("Weatherly") for Weatherly to act as financial advisor to the Company on an exclusive basis with respect to evaluating, pricing, negotiating and closing mergers and acquisitions and other investments and arranging financing on the Company's behalf. Weatherly was to be compensated for these services through prescribed fees and, in addition, Weatherly was granted Warrants, effective May 9, 1997, to purchase 805,000 shares of the Company's Common Stock at $2.50 per share. These warrants were to vest upon the achievement of certain objectives with respect to the Company's business performance and were part of a complex overall arrangement that also included additional warrant opportunities.

     All of the parties to the Weatherly Agreement anticipated that Thomas A. McFall and John W. Prutch, in their capacities as associates of Weatherly, would play a significant role in performing the services under the agreement and would receive a significant portion of the compensation payable under the Weatherly Agreement. When it later employed Mr. McFall as its CEO and Mr. Prutch as its President, the Company replaced the former arrangement with Weatherly with an agreement, approved by the Board of Directors on August 10, 1998 to be effective as of May 8, 1998, directly with Messrs. McFall and Prutch. Under the terms of the new agreement, the warrants previously issued to Weatherly have been assigned 50% to Mr. McFall and 50% to Mr. Prutch, the exercise price of these warrants has been reset to $1.75 per share (the closing market price for the Common Stock on May 8, 1998).

     Each of Messrs. McFall and Prutch also have been issued additional warrants, with a term of 10 years for the purchase of up to 1,902,273 shares of Common Stock at an exercise price of $1.75 per share. All of the warrants held by Messrs. McFall and Prutch (including those originally issued to Weatherly) now will be subject to a new vesting schedule as follows:

o Warrants to purchase 33.4% of the total number of shares of Common Stock (769,793 shares for each of Messrs. McFall and Prutch) will be vested immediately upon obtaining shareholder approval.

o Warrants to purchase the remaining shares will vest in incremental installments of 22.2% each, based on achievement by the Company (including its subsidiaries) of each of the following goals:

          Goal 1:

          $4.0 million in annual pre-tax earnings or an average daily closing price of at least $2.75 per share for the Company's Common Stock over any period of 120 consecutive calendar days (Approx. 511,660 additional shares vest for each of Messrs. McFall and Prutch)

          Goal 2:

          $5.0 million in annual pre-tax earnings or an average daily closing price of at least $4.00 per share for the Company's Common Stock over any period of 120 consecutive calendar days (Approx. 511,660 additional shares vest for each of Messrs. McFall and Prutch)

          Goal 3:

          $6.0 million in annual pre-tax earnings or an average daily closing price of at least $5.00 per share for the Company's Common Stock over any period of 120 consecutive calendar days (Approx. 511,660 additional shares vest for each of Messrs. McFall and Prutch)

o More than one of the preceding goals may be met simultaneously, provided that the threshold of the higher goal is met.

The Warrants contain customary antidilution provisions and piggyback registration rights and, subject to certain exceptions, Messrs. McFall and Prutch may not dispose of the Common Stock issuable under the Warrants without the prior consent of WGI, LLC. The new 3,804,546 warrants issued to Messrs. McFall and Prutch after they became directors of the Company were subject to approval by the Company's shareholders, which approval was obtained at the Company's Annual Meeting of Shareholders on January 27, 1999.

     The  new  agreement   also   provides  that  Messrs.   McFall  and  Prutch,
collectively, will receive a success fee in connection with identifying, negotiating and closing any Acquisition Transaction (defined in the agreement as any transaction involving a sale or purchase of a target company, a merger, joint venture, or any other acquisition of all or any portion of the stock or assets of any other company), equal to three percent (3%) of the Aggregate
Consideration (as defined in the agreement) paid in connection with an Acquisition Transaction.

     The new agreement also provides that Messrs. McFall and Prutch (collectively) will receive a success fee equal to three percent (3%) of the proceeds of any financing transactions which they participate in developing, negotiating and closing with third parties for the benefit of the Company. If the financing transaction raises cash for the Company (regardless of the Company's use of the proceeds), then this fee will be payable entirely in cash upon the closing of the transaction. If a Financing occurs in connection with an Acquisition Transaction, however, and a portion of the Aggregate Consideration paid by the Company in connection with the Acquisition Transaction consists of Common Stock, then the agreement provides that a portion of the applicable success fee may be paid to Messrs. McFall and Prutch in the form of additional shares of Common Stock. (The agreement defines a "Financing" broadly as including any combination of committed senior term or revolving debt, subordinated debt, preferred or common equity or equivalents, trade financing, debt guarantees, any relief or assumption of debt or debt guarantees, any sale and leaseback or other leasing arrangement, any restructuring, earnout or other contingent payment, or any other debt or equity financing vehicle, but excluding the Company's existing financing with its senior lender and any stock options or warrants outstanding on May 8, 1998). In this situation, the agreement provides that Messrs. McFall and Prutch (collectively) would be entitled to receive both the acquisition success fee (equal to 3% of the Aggregate Consideration (as defined) payable in the Acquisition Transaction) and the financing success fee (equal to 3% of the applicable Financing). Under these circumstances, a portion of the financing success fee would be payable to Messrs. McFall and Prutch in the form of additional shares of the Company's Common Stock, determined as follows:

     (A) If the Financing raises sufficient cash to pay the cash portion of the Aggregate Consideration for the Acquisition Transaction PLUS at least some portion of the financing success fee, then up to one half (1/2) of the 3% financing success fee collectively paid to Messrs. McFall and Prutch will be paid in cash, with the remainder of such fee being paid in shares of the Company's Common Stock (valued as described below). The agreement also provides that, under these circumstances, either Mr. McFall or Mr. Prutch individually could elect to receive a portion of his respective financing success fee (up to 100% of the entire fee) in shares of Common Stock rather than cash.

     (B) If the Financing does not raise cash in excess of the cash portion of the Aggregate Consideration for the Acquisition Transaction, then all of the 3% financing success fee would be paid to Messrs. McFall and Prutch in the form of shares of the Company's Common Stock.

The number of shares of the Company's Common Stock issuable in payment of a given dollar amount of fees due under either (A) or (B) above will be determined by valuing the Common Stock at its closing market price on the day immediately prior to the closing of the Financing in question. Thus, the precise number of shares that would be issuable under the terms of the agreement in payment of a given dollar amount of fees will depend upon the then-current market price for the Company's Common Stock.

     Under this provision of the agreement regarding financing transactions, Messrs. McFall and Prutch each received a cash payment of $50,000 in connection with the Company's private placement of $5,000,000 of its 5% Series G1 Convertible Preferred Stock in September 1998.

     All cash payments to Messrs. McFall and Prutch called for performance under the terms of this agreement will be subject to offset against an annual draw of $150,000 which they each receive from the Company.

     The agreement also provides that Messrs. McFall and Prutch will abide by certain restrictions concerning the use of the Company's confidential business information and provides that, subject to the fiduciary duties of its Board of Directors, the Company will use its best efforts to cause Messrs. McFall and Prutch to be nominated for election as directors of the Company at each annual meeting during the term of the agreement.

     Henry Aaron, a director of the Company, is a principal of Henry-Aaron, Inc., a corporation that holds various licenses from Major League Baseball Properties. Pursuant to an agreement between the Company and Henry-Aaron, Inc., the Company is authorized to manufacture, market and sell various products bearing the logos and trademarks of Major League Baseball pursuant to the license held directly by Henry-Aaron, Inc. In connection with the execution of this agreement, the Company granted Henry Aaron and another principal of Henry-Aaron, Inc. warrants to purchase a total of 200,000 shares of Common Stock at $1.75 per share, effective May 8, 1998, and vesting as to 100,000 shares on December 31, 1998 and as to the remaining 100,000 shares on December 31, 1999; all of such warrants expire December 31, 2003. Mr. Aaron holds 150,000 of such warrants. In addition to paying royalties due to Major League Baseball Properties under the arrangement with Henry-Aaron, Inc., the Company also pays an override to Henry-Aaron, Inc. on its sales of Major League Baseball products. These payments to Henry-Aaron, Inc. totaled $270,000 in 1997, $167,326 in 1998 and $69,610 through the first three months of 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SIGNAL APPAREL COMPANY, INC.



                                        By: /s/ Robert J. Powell
                                            ------------------------------------
                                            Robert J. Powell
                                            Vice President and
                                            Secretary
Date: April 30, 1999