Form 10-Q
period 1999-04-03
SIGNAL APPAREL COMPANY INC
filed 1999-05-25
CIK 105107

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 3, 1999 or

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

                              Yes [X]       No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                                        Outstanding at May 21, 1999
    -----                                        ----------------------------
 Common Stock                                         44,498,214   shares

PART I  -  FINANCIAL INFORMATION
Item 1. Financial Statements

                          SIGNAL APPAREL COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                      April 3,     Dec. 31,
                                                                       1999         1998
                                                                     ---------    ---------
              Assets
Current Assets:
Cash & cash equivalents                                               $      0      $   403
Receivables, less allowance for doubtful
accounts of $428 in 1999 and $2,443 in 1998, respectively                  599        1,415
Note receivable                                                            683          283
Inventories                                                             17,982       12,641
Prepaid expenses and other                                               1,534          539
                                                                     ---------    ---------

           Total current assets:                                        20,797       15,281

Property, plant and equipment, net                                       4,368        3,001
Goodwill                                                                25,517            0
Other assets                                                               803          182
                                                                     ---------    ---------

           Total assets                                               $ 51,485      $18,464
                                                                     =========    =========

                    Liabilities and Shareholders' Equity (Deficit)
Current Liabilities:
Bank Overdraft                                                        $  1,439      $     0
Accounts payable                                                         5,447        8,133
Accrued liabilities                                                     10,968        9,760
Accrued interest                                                         4,049        3,810
Current portion of long-term debt and Capital leases                     5,442        6,435
Revolving advance account                                                9,803       44,049
                                                                     ---------    ---------

           Total current liabilities:                                   37,148       72,187

Long-term Liabilities:
Term Loan                                                               50,000            0
Convertible Debentures                                                   2,748            0
Notes Payable Related Parties                                           18,004       13,968
                                                                     ---------    ---------

           Total Long-term Liabilities:                                 70,762       72,187

Shareholders' Equity (Deficit):
Preferred Stock                                                         50,244       52,789

Common Stock                                                               491          326
Additional paid-in capital                                             186,698      165,242
Accumulated deficit                                                   (292,741)    (284,931)
                                                                     ---------    ---------

Subtotal                                                               (55,308)     (66,574)

Less: Cost of Treasury shares (140,220 shares)                          (1,117)      (1,117)
                                                                     ---------    ---------

Total shareholders' equity (deficit)                                   (56,425)     (67,691)
                                                                     ---------    ---------
           Total liabilities and shareholders' equity (deficit)       $ 51,485      $18,464
                                                                     =========    =========

See accompanying notes to financial statements.

                          SIGNAL APPAREL COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands Except Per Share Data)
                                   (Unaudited)


                                                           Three Months Ended
                                                          April 3,     April 4,
                                                           1999          1998
                                                         --------      --------
Net sales                                                 $33,418       $11,561
Cost of sales                                              24,766         8,507
                                                         --------      --------

         Gross profit                                       8,653         3,054
Royalty expense                                             1,986           797
         Net Gross margin                                   6,667         2,257
Selling, general and administrative
expenses                                                    7,009         5,008
Interest expense                                            3,298         1,549
Other (income)/expenses, net                                  (31)         (446)
                                                         --------      --------

Loss before income taxes                                   (3,609)       (3,854)
                                                         --------      --------
Income taxes                                                   --            --
                                                         --------      --------

Net loss                                                  $(3,609)      $(3,854)
                                                         ========      ========

Basic/diluted net loss per share                           $(0.10)        $(.12)
                                                         ========      ========
Weighted average shares outstanding                        36,591        32,621
                                                         ========      ========

See accompanying notes to financial statements.

                          SIGNAL APPAREL COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                            Three Months Ended
                                                           April 3,    April 4,
                                                            1999         1998
                                                          --------     --------
Operating Activities
         Net loss                                          $(3,609)     $(3,854)
Adjustments to reconcile net loss to
         net cash used in operating activities:
            Depreciation and amortization                    1,538          783
              Non-cash interest charges                        907            0
              (Gain) loss on disposal of equipment             (60)        (439)
Changes in operating assets and liabilities:
            Receivables                                        961       (1,427)
            Inventories                                      3,129         (246)
            Prepaid expenses and other assets                 (252)        (203)
            Accounts payable and accrued
               liabilities                                  (8,647)          40
                                                          --------     --------

                  Net cash used in operating
                    activities                              (6,033)      (5,346)
                                                          --------     --------

Investing Activities:
Purchases of property, plant and
         equipment                                            (699)         (88)
Proceeds from notes receivable                                   0           54
Proceeds from the sale of Heritage
         Division                                            2,000            0
Proceeds from the sale of property,
         plant and equipment                                     0          478
                                                          --------     --------

                  Net cash provided by
                    investing activities                     1,301          444
                                                          --------     --------

Financing Activities:
Increase in bank overdraft                                   1,439            0
Net increase in revolving
          advance account                                  (45,986)         378
Net increase in term loan borrowings                        50,000            0
Net increase in borrowings from
          related party                                          0        4,950
Principal payments on borrowings                              (544)        (800)
Repurchase of preferred stock                               (2,464)           0
Proceeds from sale of convertible debt                       2,350            0
New common stock issued                                         18            0
                                                          --------     --------

                  Net cash provided by
                    financing activities                     4,813        4,528
                                                          --------     --------

Increase (decrease) in cash                                     81         (374)
Cash and Cash equivalents at beginning of period               403          384
                                                          --------     --------

Cash and Cash equivalents at end of period                    $484          $10
                                                          ========     ========

See accompanying notes to financial statements.

                          SIGNAL APPAREL COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The accompanying consolidated condensed financial statements have been prepared on a basis consistent with that of the consolidated financial statements for the year ended December 31, 1998. The accompanying financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of the Company, necessary to present fairly the financial position of the Company as of April 3, 1999 and its results of operations and cash flows for the three months ended April 3, 1999 . These consolidated condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

2. The results of operations for the three months ended April 3, 1999 are not necessarily indicative of the results to be expected for the full year.

3.   Inventories consisted of the following:


                                                    April 3,       December 31,
                                                      1999            1998
                                                     -------        -------
                                                          (In thousands)

     Raw materials and supplies                           $0           $788
     Work in process                                   1,743          1,377
     Finished goods                                   15,883         10,262

     Supplies                                            355            214
                                                     -------        -------

                                                     $17,981        $12,641
                                                     =======        =======

4. Pursuant to the terms of various license agreements, the Company is obligated to pay future minimum royalties of approximately $2.3 million in 1999.

5. The computation of basic net loss per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share would also include common share equivalents outstanding. Due to the Company's net loss for all periods presented, all common stock equivalents would be anti-dilutive to diluted earnings per share.

6. On August 10, 1998, the Company's Board of Directors approved a new Credit Agreement between the Company and WGI, LLC, to be effective as of May 8, 1998 (the "WGI Credit Agreement"), pursuant to which WGI will lend the Company up to $25,000,000 on a revolving basis for a three-year term ending May 8, 2001. Additional material terms of the WGI Credit Agreement are as follows: (i) maximum funding of $25,000,000, available in increments of $100,000 in excess of the minimum funding of $100,000; (ii) interest on outstanding balances payable quarterly at a rate of 10% per annum; (iii) secured by a security interest in all of the Company's assets (except for the assets of its Heritage division and certain former plant locations which are currently held for sale), subordinate to the security interests of the Company's senior lender; (iv) funds borrowed may be used for any purpose approved by the Company's directors and executive officers, including repayment of any other existing indebtedness of the Company; (v) WGI, LLC is entitled to have two designees nominated for election to the Company's Board of Directors during the term of the agreement and (vi) WGI, LLC will receive (subject to shareholder approval, which was obtained at the Company's Annual Meeting on January 27, 1999) warrants to purchase up to 5,000,000 shares of the Company's Common Stock at $1.75 per share.

     The warrants issued in connection with the WGI Credit Agreement will vest at the rate of 200,000 warrants for each $1,000,000 increase in the largest balance owed at any one time over the life of the credit agreement (as of

     April  3,  1999,  the  largest   outstanding   balance  to  date  has  been
     $19,985,000, which means that warrants to acquire 3,997,000 shares of Common Stock would have been vested as of such date). These warrants were subject to shareholder approval which was obtained at a meeting held on January 29, 1999.The warrants have registration rights no more favorable than the equivalent provisions in the currently outstanding warrants issued to principal shareholders of the Company, except that such rights include three demand registrations. The warrants also contain antidilution provisions which require that the number of shares subject to such warrants shall be adjusted in connection with any future issuance of the Company's Common Stock (or of other securities exercisable for or convertible into Common Stock) such that the aggregate number of shares issued or issuable subject to these warrants (assuming eventual vesting as to the full 5,000,000 shares) will always represent ten percent (10%) of the total number of shares of the Company's Common Stock on a fully diluted basis. The fair market value using the Black-Scholes option pricing model of the above mentioned warrants of approximately $4,467,000 has been capitalized and is included in the accompanying consolidated balance sheet as debt issuance costs. These costs are being amortized over the term of the debt agreement with WGI. As a result of the anti-dilution protection in the warrants and the completion of the Tahiti acquisition (see Note 7), the Company anticipates issuing approximately 3,382,344 additional warrants to WGI, LLC.

7. On March 22, 1999, the Company completed the acquisition of substantially all of the assets of Tahiti Apparel, Inc. ("Tahiti"), a New Jersey corporation engaged in the design and marketing of swimwear, body wear and active wear for ladies and girls. The financial statements reflect the ownership of Tahiti as of January 1, 1999. The Company exercised dominion and control over the operations of Tahiti prior to January 1, 1999. Pursuant to the terms of an Asset Purchase Agreement dated December 18, 1998 between the Company, Tahiti and the majority stockholders of Tahiti, as amended by agreement dated March 16, 1999 and as further amended post-closing by agreement dated April 15, 1999 (as amended, the "Acquisition Agreement"), the purchase price for the assets and business of Tahiti is $15,872,500, payable in shares of the Company's Common Stock having an agreed value (for purposes of such payment only) of $1.18750 per share. Additionally, the Company assumed, generally, the liabilities of the business set forth on Tahiti's audited balance sheet as of June 30, 1998 and all liabilities incurred in the ordinary course of business during the period commencing July 1, 1998 and ending on the Closing Date (including Tahiti's liabilities under a separate agreement (as described below) between Tahiti and Ming-Yiu Chan, Tahiti's minority shareholder).

     The acquisition will result in the issuance of 13,366,316 shares of the Company's Common Stock to Tahiti in payment of the purchase price under the Acquisition Agreement. The Acquisition Agreement also provides that 1,000,000 of such shares will be placed in escrow with Tahiti's counsel, Wachtel & Masyr, LLP (acting as escrow agent under the terms of a separate escrow agreement) for a period commencing on the Closing Date and ending on the earlier of the second anniversary of the Closing Date or the completion of Signal's annual audit for its 1999 fiscal year. This escrow will be used exclusively to satisfy the obligations of Tahiti and its majority stockholders to indemnify the Company against certain potential claims as specified in the Acquisition Agreement. Any shares not used to satisfy such indemnification obligations will be released to Tahiti at the conclusion of the escrow period. As discussed below, the Company also issued 1,000,000 additional shares of Common Stock under the terms of the Chan Agreement. During the course of negotiations leading to the execution of the Acquisition Agreement, and in order to enable Tahiti to obtain working capital financing needed to support its ongoing operations, the Company guaranteed repayment by Tahiti of certain amounts owed by Tahiti under one of its loans from Bank of New York Financial Corporation ("BNYFC"), which also is the Company's senior lender.

     At a meeting held January 29, 1999, the Company's shareholders approved the issuance of up to 10,070,000 shares of the Company's Common Stock in connection with the Acquisition Agreement and the Chan Agreement, which shares were issued in connection with the closing. Under the rules of the New York Stock Exchange, on which the Company's Common Stock is traded, issuance of the additional 4,296,316 shares of Common Stock called for by the March 16 amendment to the Acquisition Agreement will be subject to approval by the Company's shareholders at the Company's 1999 annual meeting, which the Company expects to hold not later than July 15, 1999. The Company's principal shareholder, WGI, LLC, has executed a proxy in favor of Zvi Ben-Haim to vote in favor of the issuance of such additional 4,296,316 shares of the Company's Common Stock at the Company's 1999 Annual Meeting.

     In connection with the acquisition, Tahiti and Tahiti's majority stockholders reached an agreement with Tahiti's minority shareholder, Ming-Yiu Chan (the "Chan Agreement"), pursuant to which Tahiti executed a promissory note to Chan in the principal amount of $6,770,000 (the "Chan Note"), bearing interest at the rate of 8% per annum. Under the terms of the Acquisition Agreement, the Company assumed the Chan Note following Closing. Effective March 22, 1999, the Company exercised its right to pay the $3,270,000 portion of the Chan Note through the issuance of 1,000,000 shares of Common Stock of the Company to Chan. This resulted in the reduction of Goodwill in the amount of $2,082,500.

8. Effective March 22, 1999, the Company completed a new financing arrangement with its senior lender, BNY Financial Corporation (in its own behalf and as agent for other participating lenders), which provides the Company with funding of up to $98,000,000 (the "Maximum Facility Amount") under a combined facility that includes two Term Loans aggregating $50,000,000 (supported in part by $25,500,000 of collateral pledged by an affiliate of WGI, LLC, the Company's principal shareholder) and a Revolving Credit Line of up to $48,000,000 (the "Maximum Revolving Advance Amount"). Subject to the lenders' approval and to continued compliance with the terms of the original facility, the Company may elect to increase the Maximum Revolving Advance Amount from $48,000,000 up to $65,000,000, in increments of not less than $5,000,000.

     The Term Loan portion of the new facility is divided into two segments with differing payment schedules: (i) $27,500,000 ("Term Loan A") payable, with respect to principal, in a single installment on March 12, 2004 and (ii) $22,500,000 ("Term Loan B") payable, with respect to principal, in 47 consecutive monthly installments on the first business day of each month commencing April 1, 2000, with the first 46 installments to equal $267,857.14 and the final installment to equal the remaining unpaid balance of Term Loan B. The Credit Agreement allows the Company to prepay either term loan, in whole or in part, without premium or penalty. In connection with the Revolving Credit Line, the Credit Agreement also provides (subject to certain conditions) that the senior lender will issue Letters of Credit on behalf of the Company, subject to a maximum L/C amount of $40,000,000 and further subject to the requirement that the sum of all advances under the revolving credit line (including any outstanding L/Cs) may not exceed the lesser of the Maximum Revolving Advance Amount or an amount (the "Formula Amount") equal to the sum of: (1) up to 85% of Eligible
     Receivables, as defined, plus (2) up to 50% of the value of Eligible Inventory, as defined (excluding L/C inventory and subject to a cap of $30,000,000 availability), plus (3) up to 60% of the first cost of Eligible L/C Inventory, as defined, plus (4) 100% of the value of collateral and letters of credit posted by the Company's principal shareholders, minus (5) the aggregate undrawn amount of outstanding Letters of Credit, minus (6) Reserves (as defined). In addition to the secured revolving advances represented by the Formula Amount, and subject to the overall limitation of the Maximum Revolving Advance Amount, the agreement provides the Company with an additional, unsecured Overformula Facility of $17,000,000 (the outstanding balance of which must be reduced to not more than $10,000,000 for at least one business day during a five business day cleanup period each month) through December 31, 2000. In consideration for the unsecured portion of the credit facility, the Company issued 1,791,667 shares of Signal Apparel Common Stock and warrants to purchase 375,000 shares of Common Stock priced at $1.50 per share. The fair market value using the Black-Scholes option pricing model of the above mentioned warrants has not yet been calculated. When such amount is calculated, it will be capitalized and included in the consolidated balance sheet as debt issuance costs. These costs will be amortized over the term of the debt agreement with BNY.

9. On March 3, 1999, the Company completed the private placement of $5 million of 5% Convertible Debentures due March 3, 2002 with two institutional investors. The Company utilized the net proceeds from issuance of these Debentures to redeem all of the remaining outstanding shares of the Company's 5% Series G1 Convertible Preferred Stock (following the conversion of $260,772.92 stated value (including accrued dividends) of such stock into 248,355 shares of the Company's Common Stock effective February 26, 1999, by two other institutional investors). This transaction effectively replaced a security convertible into the Company's Common Stock at a floating rate (the 5% Series G1 Preferred Stock) with a security (the Debentures) convertible into Common Stock at a fixed conversion price of $2.00 per share. The transaction also reflects the Company's decision to forego the private placement of an additional $5 million of 5% Series G2 Preferred Stock under the original purchase agreement with the Series G1 Preferred investors. In connection with the sale of the $5 million of Debentures, the Company issued 2,500,000 warrants to purchase the Company's Common Stock at $1.00 per share with a term of five years. The fair market value, using the Black Scholes option pricing model, of the above mentioned warrants of approximately $2.25 million has been capitalized and included in the consolidated balance sheet as debt issuance costs. These costs are being amortized over the term of the Debentures.


10. In January 1999, the Company completed the sale of its Heritage division , a woman's fashion knit business, to Heritage Sportswear, LLC, a new company formed by certain former members of management of the Heritage division. Additional information regarding the terms of this sale are available in Company's 10-K.

11. In the first quarter of 1999, Signal closed its offices and warehouses in Chattanooga, Tennessee and its production facilities in Tazewell, Tennessee and shut down substantially all of its operations located there. Signal relocated its sales and merchandising offices to New York,

     New York and relocated the corporate offices and all accounting and certain related administrative functions to offices in Avenel, New Jersey.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

The Company has experienced losses for each of its past seven fiscal years. The Company's net loss for the quarter ended April 3, 1999 is $3.6 million. However, for the first time in over five years, the Company has demonstrated positive earnings before depreciation and amortization ("EBITDA"). EBITDA is $0.44 million for the quarter ended April 3, 1999 compared to an EBITDA loss of ($2.4) million for the corresponding period of 1998. The EBITDA improvement was substantially the result of increased sales by Signal of 190% and increased operating efficiencies, including a decrease in SG&A from 40% of total sales in first quarter 1998 to 19% of sales in the corresponding period of 1999. The EBITDA of $0.44 million in 1999 includes EBITDA loss of approximately ($1.0) million from the Company's Big Ball subsidiary (which is being closed in the second quarter of 1999, See Liquidity and Capital Resources) and EBITDA loss of ($0.76) million related to the start-up costs of the new Umbro license initiative.

Net sales of $33.4  million for the quarter  ended April 3, 1999  represents  an increase of $21.9 million (or 190%) from $11.6 million in net sales for the corresponding period of 1998. This increase is mainly attributed to $26.0 million in combined new sales from the newly acquired Tahiti division and the Umbro division. Conversely, the first quarter 1999 sales do not reflect any sales from the Heritage division (sold at 1/1/99) which had provided $3.4 million in sales in the quarter ended April 4, 1998.

Total Gross Margin before royalties increased $5.6 million in the first quarter of 1999 compared to the corresponding period in 1998. Gross Margin percentage was constant at 26% for the quarter ended April 3, 1999 and for the corresponding period in 1998. The $5.6 million increase in total gross margin is attributable to the significant increase in sales of $21.9 million at an average gross margin of 26%.

Royalty expense related to licensed product sales was 6% of sales for the quarter ended April 3, 1999 compared to 7% for the corresponding period of 1998. This decrease resulted primarily from an increase by the Company in sales of proprietary products.

Selling, general and administrative (SG&A) expenses as a percentage of total sales improved 21% and were 19% of sales for the quarter ended April 3, 1999 compared to 40% of sales for the corresponding period of 1998. The total amount of SG&A expenses increased from $4.65 million in the quarter ended April 4, 1998 to $6.19 million for the comparable quarter of 1999. The change in the total amount of SG&A between 1998 and 1999 is primarily related to additional sales expenses resulting from the additional $21.9 million of sales in the quarter ended April 3, 1999.

Depreciation and Amortization increased from $360,000 in the quarter ended April 4, 1998 to $787,331 in the comparable 1999 period primarily as a result of $459,742 of amortization of goodwill attributable to the new Tahiti acquisition.

Interest expense for the quarter ended April 3, 1999 was $3.3 million compared to $1.6 million in the comparable quarter of 1998. In 1999, $1,038,652 of the $3.3 million of interest expense is non-cash interest amortization related to the reduction of debt discounts for the WGI, LLC warrants and the new Bank of New York term loans.

FINANCIAL CONDITION

During 1998 and the first quarter of 1999, the Company has undergone a strategic change from a manufacturing orientation to a sales and marketing focus. Effective March 22, 1999, Signal Apparel Company, Inc. purchased the business and assets of Tahiti Apparel Company, Inc., a leading supplier of ladies and girls activewear, bodywear and swimwear primarily to the mass market as well as to the mid-tier and upstairs retail channels. Tahiti's products are marketed pursuant to various licensed properties and brands as well as proprietary brands of Tahiti. During the fourth quarter of 1998, Signal also acquired the license and certain assets for the world recognized Umbro soccer brand in the United States for the department, sporting goods and sports specialty store retail channels. The acquisition of Tahiti

Apparel and the Umbro license initiative both are part of the Company's ongoing efforts to improve its operating results. The Company remains committed to exiting all manufacturing activities and to focus exclusively on sales, marketing and merchandising of its product lines. Following these developments, Signal and its wholly owned subsidiaries, Big Ball Sports, Inc. and Grand Illusion Sportswear, manufacture and market activewear, bodywear and swimwear in juvenile, youth and adult size ranges. The Company's products are sold principally to retail accounts under the Company's proprietary brands, licensed character brands, licensed sports brands, and other licensed brands. The Company's principal proprietary brands include G.I.R.L., Bermuda Beachwear, Big Ball and Signal Sport. Licensed brands include Hanes Sport, BUM Equipment, Jones New York and Umbro. Licensed character brands include Mickey Unlimited, Winnie the Pooh, Looney Tunes, Scooby-Doo and Sesame Street; and licensed sports brands include the logos of Major League Baseball, the National Basketball Association, and the National Hockey League. The Company's license with the National Football League expired, subject to certain sell-off rights, on March 31, 1999 and will not be renewed. During the year ended December 31, 1998, licensed NFL product sales were approximately 15% of consolidated revenue. The loss of this license could also affect the Company's ability to sell other professional sports apparel to its customers.

Additional working capital was required in the first three months of 1999 to fund the continued losses and payments of interest on the Company's long-term debt to its secured lenders. The Company's need was met through use of its new credit facility with its senior lender. At April 3, 1999, the Company had overadvance borrowings of approximately $9 million with its senior lender compared to $35.9 million at April 4, 1998.

The Company's working capital deficit at April 3, 1999 decreased $40.6 million or 71% compared to year end 1998. The decrease in working capital deficit was primarily due to increases in inventory ($5.3 million), and decreases in the revolving advance account ($34.2 million), accounts payable ($2.7 million), current portion of long-term debt ($1.0 million) and prepaid expenses ($1.0 million) which were partially offset by a decrease in cash ($1.8 million) and an increase in accrued interest ($0.2 million) and accrued liabilities ($1.2 million). The Company has a "zero base balance" arrangement with the bank where it maintains its operating account that allows the Company to cover checks drawn on such account on a daily basis with funds wired from its senior lender based on the credit facility with the senior lender. The nominal bank overdraft at the end of the fiscal quarter resulted from an inter-period timing difference between the senior lender's wire transfers to the Company's operating account and the checks clearing such account.

Accounts receivable decreased $0.8 million or 58% over year-end 1998. The decrease was primarily a result of the improved collection of non-functional receivables, the recalculation of appropriate reserves, and the timing of payments from the senior lender on factored receivables.

Inventories increased $5.3 million or 42% compared to year-end 1998. Inventories increased as a result of the new Tahiti acquisition and the significant additional inventory required to service the increased sales volume.

Total current liabilities decreased $35 million or 49% over year-end 1998, primarily due to decreases in accounts payable ($2.7 million) and the revolving advance account ($34.2 million), partially offset by increases in the current portion of long-term debt ($1.0 million) and accrued liabilities ($1.2 million), and increases in the bank overdraft ($1.4 million).

Cash used in operations was $40.2 million during the first three months of 1999 compared to $5.3 million used in operating activities during the same period in 1998. In addition to the net loss of $3.6 million, during the first three months of 1999, the increased use of cash during such period was primarily due to increases in Goodwill and other adjustments ($30.5 million), accounts payable and accrued liabilities ($1.2 million) and inventory ($5.3 million). Primary items partially offsetting the uses of funds were depreciation and amortization ($0.8 million) and decrease in accounts receivable ($0.8 million).

Commitments to purchase equipment totaled less than $0.1 million at April 3, 1999. During the remainder of 1999, the Company anticipates capital expenditures not to exceed $1.0 million.

Cash used in investing activities was $1.8 million for the three months ended April 3, 1999 compared to $0.4 million in the comparable period for 1998.

Cash provided by financing activities was $42 million for the first three months of 1999 compared to $4.5 million in the comparable period for 1998. The Company borrowed approximately $50 million from the senior lender under a new term loan, and a bank overdraft of $1.4 million borrowed approximately $4 million from related parties (primarily Chan for $3.5 million). This was partially offset by a significant reduction in the revolving advance account ($34.2 million), repurchase of Series G1 Preferred Stock ($2.5 million), and other principal payments on borrowings of $1.0 million.

The revolving advance account decreased $34.2 million from $44 million at year-end 1998 to $9.8 million at April 3, 1999. Approximately $9.0 million was overadvanced under the revolving advance account. The overadvance is secured in part, by the guarantee of two principal shareholders.

Interest expense for the three months ended April 3, 1999 was $3.3 million compared to $1.5 million for the same period in 1998. The $3.3 million of interest in this quarter included non-cash interest charges of $0.9 million.
Total outstanding debt averaged $78 million and $62.5 million for the first three months of 1999 and 1998, respectively, with average interest rates of 9.7%, and 9.9%, respectively. The increased interest expense was partially offset by amortization of debt issuance cost of $1.0 million.

The Company uses letters of credit to support foreign and some domestic sourcing of inventory and certain other obligations. Outstanding letters of credit were $7.8 million at April 3, 1999 (excluding collateral of $2.0 million pledged to the senior lender in the form of a standby letter of credit).

Total Shareholders' Deficit increased $7.8 million compared to year-end 1998.


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

As of April 3, 1999, the company's senior lender waived certain covenant violations (pertaining to quarterly profits and working capital) under the Company's factoring agreement.

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

At the end of fiscal 1997, the Company implemented a restructuring plan for its preferred equity and the majority of its subordinated indebtedness (following approval by shareholders of the issuance of Common Stock in connection therewith), which resulted in a significant increase in the Company's overall equity as well as a significant reduction in the Company's level of indebtedness and ongoing interest expense. In addition, as discussed in Note 8 to the financial statements, during the first quarter of 1999, the Company sold $5 million of Convertible Debentures to institutional investors, which funds were used to repurchase the Company's Convertible Preferred Stock. The Company anticipates that funds provided by the WGI Credit Agreement and the Bank of New York credit facility will enable the Company to meet its liquidity needs at least through June 30, 1999.

During the fourth quarter of 1998, the Company reached a decision to close its printing facility in Chattanooga, Tennessee and it anticipated closing its Big Ball and Grand Illusion subsidiaries. The Company recorded a restructuring charge in the amount of $8.3 million as a result of these matters. The Company took this action in an effort to further improve its cost structure. The Company is considering the sale of certain other non-essential assets. The Company also has an ongoing cost reduction program intended to control its general and administrative expenses, and has implemented an inventory control program to eliminate any obsolete, slow moving or excess inventory.

On May 12, 1999 the Company issued a WARN notice that the Company will close its Houston printing facility. The Company is contemplating taking a restructuring charge for this plant closure in the second quarter of 1999, but it has not yet determined the appropriate amount (if any) of such charge.

Although management believes that the effects of the restructuring, the private placement of preferred stock and the cost reduction measures described above have enhanced the Company's opportunities for obtaining the additional funding required to meet its liquidity requirements beyond June 30, 1999, no assurance can be given that any such additional financing will be available to the Company on commercially reasonable terms or otherwise. The Company will need to significantly improve sales and profit margins or raise additional funds in order to continue as a going concern.

YEAR 2000

The Company is in the process of updating its current software, developed for the apparel industry, which will make the information technology ("IT") systems year 2000 compliant. This software modification, purchased from a third party vendor, is expected to be installed, tested and completed on or before September 30, 1999, giving the Company additional time to test the integrity of the system. Although the Company believes that the modification to the software which runs its core operations is year 2000 compliant, the Company does utilize other third party equipment and software that may not be year 2000 compliant. If any of this software or equipment does not operate properly in the year 2000 and thereafter, the Company could be forced to make unanticipated expenditures to cure these problems, which could adversely affect the Company's business. The total cost of the new software and implementation necessary to upgrade the Company's current IT system and address the year 2000 issues is estimated to be approximately $100,000. Planned costs have been budgeted in the Company's operating budget. The projected costs are based on management's best estimates and actual results could differ as the new system is implemented. Approximately $30,000 has been expended as of April 3, 1999. While the Company was aware of and was in the process of addressing all known and anticipated year 2000 issues, no formal plan had been adopted. Accordingly, the Company is in the process of completing a formal year 2000 compliance plan and expects to achieve implementation on or before September 30, 1999. This effort will be headed by the Company's new MIS manager and includes members of various operational and functional units of the Company. The Company is cognizant of the risk associated with the year 2000 and has begun a series of activities to reduce the inherent risk associated with non-compliance. The Company hired a new MIS manager whose primary responsibility will be to insure that all Company systems are Year 2000 compliant. Among the activities which the Company has not performed to date include: software (operating systems, business application systems and EDI system) must be upgraded and tested (although these systems are integrated and are included in the Company's core accounting system); PC's must be assessed and upgraded for compliance, letters/inquiries have not been sent to suppliers, vendors, and others to determine their compliance status (although the Company' principal customers, Wal-Mart, Target and K-Mart, have indicated that they are Year 2000 compliant). In the event that the Company or any of its significant customers or suppliers does not successfully and timely achieve year 2000 compliance, the Company's business or operations could be adversely affected. Thus, the Company is in the process of adopting a contingency plan. The Company is currently developing a "Worst Case Contingency Plan" which will include generally an environment of utilizing spreadsheets and other "workaround" programming and procedures. This contingency system will be activated if the current plans are not successfully implemented and tested by October 31, 1999. The cost of these alternative measures are estimated to be less than $25,000. The Company believes that its current operating systems are fully capable (except for year 2000 data handling) of processing all present and future transactions of the business. Accordingly, no major efforts have been delayed or avoided which affect normal business operations as a result of the incomplete implementation of the year 2000 IT systems. These current systems will become the foundation of the Company's contingency system.


Part II.  OTHER INFORMATION

Items 1-3

Not Required


Item 4.   Submission of Matters to a Vote of Security Holders.

     (a) The 1998 Annual Meeting of the Company's shareholders was held on January 27, 1999.

     (b) The following directors were elected at the Annual Meeting: Henry L. Aaron; Barry F. Cohen; Jacob I. Feigenbaum; Paul R. Greenwood; Thomas
          A. McFall; John W. Prutch; Stephen Walsh; and Howard N. Weinberg.

     (c) The meeting was held to consider and vote upon (i) a proposal to approve the issuance of up to 10,070,000 shares of the Company's Common Stock in connection with the Company's acquisition of substantially all of the assets of Tahiti Apparel, Inc.; (ii) a proposal to approve the issuance of additional shares of the Company's Common Stock upon the conversion of (or, at the election of the Company, in payment of accrued dividends with respect to) shares of the Company's 5% Series G1 Convertible Preferred Stock and 5% Series G2 Convertible Preferred Stock; (iii) a proposal to approve the Company's 1998 Stock Incentive Plan and the issuance of up to 5,000,000 shares of the Company's Common Stock in connection with awards under such plan; (iv) approve the issuance of warrants to purchase up to 5,000,000 shares of the Company's Common Stock to WGI, LLC in connection with certain additional funding and waivers under the Credit Agreement between the Company and WGI, LLC; (v) a proposal to approve the issuance of warrants to purchase up to 3,804,546 shares of the Company's Common Stock to the Company's Chief Executive Officer and the Company's President under the terms of certain agreements between the Company and such officers; and (vi) the election of eight directors.

          The results of the proposal to approve the issuance of the Company's Common Stock in connection with the Company's acquisition of substantially all of the assets of Tahiti Apparel, Inc. were as follows:

                  FOR                           16,722,899
                  AGAINST                            8,135
                  ABSTAIN                            6,613
                  BROKER NON-VOTES               5,725,525
                  TOTAL                         22,463,172

          The results of the proposal to approve the issuance of shares of the Company's Common Stock upon the conversion of (or, at the election of the Company, in payment of accrued dividends with respect to) shares of the Company's 5% Series G1 Convertible Preferred Stock and 5% Series G2 Convertible Preferred Stock were as follows:

                  FOR                           16,687,064
                  AGAINST                           43,124
                  ABSTAIN                            7,459
                  BROKER NON-VOTES               5,725,525
                  TOTAL                         22,463,172

          The results of the proposal to approve the Company's 1998 Stock Incentive Plan and related issuances of Common Stock were as follows:

                  FOR                           16,500,104
                  AGAINST                          229,517
                  ABSTAIN                            8,026
                  BROKER NON-VOTES               5,725,525
                  TOTAL                         22,463,172


          The results of the proposal to approve the issuance of warrants to purchase up to 5,000,000 shares of the Company's Common Stock to WGI, LLC were as follows:

                  FOR                           16,685,214
                  AGAINST                           45,169
                  ABSTAIN                            7,264
                  BROKER NON-VOTES               5,725,525
                  TOTAL                         22,463,172

          The results of the proposal to approve the issuance of warrants to purchase up to 3,804,546 shares of the Company's Common Stock to the Company's Chief Executive Officer and the Company's President were as follows:

                  FOR                           16,495,281
                  AGAINST                          231,796
                  ABSTAIN                           10,590
                  BROKER NON-VOTES               5,725,525
                  TOTAL                         22,463,172

There was no solicitation in opposition to management's nominees for directors. Each director serves a one year term, or until his successor is elected and qualified. The results of the election of directors were as follows:

                                                                                WITHHOLD                 BROKER
DIRECTOR NAME                                              FOR                  AUTHORITY               NON-VOTES            TOTAL
-------------                                              ---                  ---------               ---------            -----
Henry L. Aaron                                          22,455,794                 7,378                     0            22,463,172
Barry F. Cohen                                          22,455,458                 7,714                     0            22,463,172
Jacob I. Feigenbaum                                     22,455,774                 7,398                     0            22,463,172
Paul R. Greenwood                                       22,455,388                 7,784                     0            22,463,172
Thomas A. McFall                                        22,362,461               100,711                     0            22,463,172
John W. Prutch                                          22,362,461               100,711                     0            22,463,172
Stephen Walsh                                           22,455,478                 7,694                     0            22,463,172
Howard N. Weinberg                                      22,455,388                 7,784                     0            22,463,172


Item 6.   Exhibits and Reports on Form 8-K

       (a)    Exhibits

       (10.1) Second  Amendment to Asset Purchase  Agreement  concerning  Tahiti
              Apparel, Inc., dated April 15, 1999.

       (10.2) Form of Letter Agreement dated May __, 1999 amending the Revolving
              Credit,  Term Loan and  Security  Agreement  dated  March 12, 1999 between the Company and its senior lender, BNY Financial Corporation (in its own behalf and as agent for other participating lenders), and waiving compliance with certain provisions thereof.

       (27)   Financial Data Schedule


       (b)    Reports on Form 8-K:

              The Company filed the following Current Reports on Form 8-K during the quarter:


                                                                 FINANCIAL
DATE OF REPORT    ITEMS REPORTED                              STATEMENTS FILED
--------------    --------------                              ----------------
March 3, 1999     Item 5 - Other Events:  The private              None.
                  placement of $5 million of 5% Convertible
                  Debentures due March 3, 2002.

                                                                 FINANCIAL
DATE OF REPORT    ITEMS REPORTED                              STATEMENTS FILED
--------------    --------------                              ----------------
March 22, 1999    Item 2 - Acquisition or                    Historical and Pro Forma
                  Disposition of Assets:                     Financial  Statements   concerning  this
                  The acquisition of substantially  all of   acquisition, to be filed by amendment.
                  the  assets  and   business   of  Tahiti
                  Apparel, Inc.

                  Item 5 - Other Events: The completion of           None.
                  the Company's new financing  arrangement
                  with its senior  lender,  BNY  Financial
                  Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               SIGNAL APPAREL COMPANY, INC.
                                                       (Registrant)

Date: May 24, 1999                                  /s/ Thomas A. McFall
                                                    --------------------

                                                    Thomas A. McFall
                                                    Chief Executive Officer

Date: May 24, 1999                                  /s/ Howard Weinberg
                                                    -------------------

                                                    Howard Weinberg
                                                    Chief Financial Officer