Form 10-Q/A
period 1999-04-03
SIGNAL APPAREL COMPANY INC
filed 1999-06-29
CIK 105107

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q/A

                          Amendment No. 1 to Form 10-Q

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

                                 Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                            Outstanding at June 24, 1999
              -----                            ----------------------------
         Common Stock                             44,498,214   shares

The registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarter ended April 3, 1999, which was filed with the Commission on May 24, 1999:

PART I  -  FINANCIAL INFORMATION

Item 1. Financial Statements

                          SIGNAL APPAREL COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                       April 3,    Dec. 31,
                                                                        1999        1998
                                                                     ---------    ---------
              Assets
Current Assets:
Cash & cash equivalents                                              $       0    $     403
Receivables, less allowance for doubtful
accounts of $428 in 1999 and $2,443 in 1998, respectively                  599        1,415
Note receivable                                                            683          283
Inventories                                                             17,981       12,641
Prepaid expenses and other                                               1,534          539
                                                                     ---------    ---------
           Total current assets:                                        20,797       15,281

Property, plant and equipment, net                                       4,368        3,001
Goodwill                                                                25,517            0
Other assets                                                               803          182
                                                                     ---------    ---------
            Total assets                                             $  51,485    $  18,464
                                                                     =========    =========

                    Liabilities and Shareholders' Equity (Deficit)
Current Liabilities:
Bank overdraft                                                       $   1,439    $       0
Accounts payable                                                         5,447        8,133
Accrued liabilities                                                      8,259        9,760
Accrued interest                                                         4,049        3,810
Current portion of long-term debt and capital leases                     5,442        6,435
Revolving advance account                                                9,803       44,049
Term Loan                                                               49,796            0
                                                                     ---------    ---------
            Total Current Liabilities:                                  84,235       72,187

Long-term Liabilities:
Convertible Debentures                                                   2,748            0
Notes Payable Principally to Related Parties                            18,014       13,968
                                                                     ---------    ---------
            Total Long-term Liabilities:                                20,762       72,187

Shareholders' Equity (Deficit):
Preferred Stock                                                         48,752       52,789
Common Stock                                                               491          326
Additional paid-in capital                                             185,410      165,242
Accumulated deficit                                                   (287,048)    (284,931)
                                                                     ---------    ---------

Subtotal                                                               (52,395)     (66,574)
Less: Cost of Treasury shares (140,220 shares)                          (1,117)      (1,117)
                                                                     ---------    ---------

Total shareholders' equity (deficit)                                   (53,512)     (67,691)
                                                                     ---------    ---------
            Total liabilities and
                shareholders' equity (deficit)                       $  51,485    $  18,464
                                                                     =========    =========

See accompanying notes to financial statements.

                          SIGNAL APPAREL COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands Except Per Share Data)
                                   (Unaudited)

                                                          Three Months Ended
                                                       April 3,         April 4,
                                                         1999            1998
                                                       --------        --------
Net sales                                              $ 33,418        $ 11,561
Cost of sales                                            24,765           8,507
                                                       --------        --------

         Gross profit                                     8,653           3,054
Royalty expense                                           1,986             797

         Net Gross margin                                 6,667           2,257
Selling, general and administrative
expenses                                                  7,009           5,008
Interest expense                                          3,298           1,549
Other (income) net                                          (31)           (446)
                                                       --------        --------

Loss before income taxes                                 (3,609)         (3,854)
                                                       --------        --------
Income taxes                                               --              --
                                                       --------        --------

Net loss                                               $ (3,609)       $ (3,854)
                                                       --------        --------

Less:  preferred stock dividends                              0               0
Net loss applicable to common stock                    $ (3,609)       $ (3,854)
Basic/diluted net loss per share                       $  (0.10)       $  (0.12)
                                                       ========        ========
Weighted average shares outstanding                      36,591          32,621
                                                       ========        ========

See accompanying notes to financial statements.

                          SIGNAL APPAREL COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                            Three Months Ended
                                                           April 3,     April 4,
                                                            1999         1998
                                                          --------     --------
Operating Activities:
         Net loss                                         $ (3,609)    $ (3,854)
Adjustments to reconcile net loss to net cash
          used in operating activities,  net
          of the effect of acquisitions and sales:
            Depreciation and amortization                    1,538          783
             Non-cash interest charges                         907            0
             (Gain) on disposal of equipment                   (52)        (439)
Changes in operating assets and liabilities:
            Receivables                                        961       (1,427)
            Inventories                                      3,129         (246)
            Prepaid expenses and other assets                 (567)        (203)
            Accounts payable and accrued
              liabilities                                   (8,882)          40
                                                          --------     --------

                  Net cash used in operating
                    activities                              (6,575)      (5,346)
                                                          --------     --------

Investing Activities:
Purchases of property, plant and
          equipment                                           (699)         (88)
Proceeds from notes receivable                                   0           54
Restricted Cash                                                 (8)           0
Proceeds from the sale of Heritage Division                  2,000            0
Proceeds from the sale of property,
          plant and equipment                                    0          478
                                                          --------     --------

                  Net cash provided by
                    investing activities                     1,293          444
                                                          --------     --------

Financing Activities:
Increase in bank overdraft                                   1,439            0
Net increase (decrease) in revolving
          advance account                                  (45,986)         378
Net increase in term loan borrowings                        50,000            0
Net increase in borrowings from
          related party                                          0        4,950
Principal payments on borrowings                              (544)        (800)
Repurchase of preferred stock                               (2,398)           0
Proceeds from sale of convertible debt                       2,350            0
New common stock issued                                         18            0

                  Net cash provided by
                    financing activities                     4,879        4,528
                                                          --------     --------

(Decrease) in cash                                            (403)        (374)
Cash and Cash equivalents at beginning of period               403          384
                                                          --------     --------
Cash and Cash equivalents at end of period                $      0     $     10
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

2. The results of operations for the three months ended April 3, 1999 are not necessarily indicative of the results to be expected for the full year.

3.   Inventories consisted of the following:

                                                     April 3,      December 31,
                                                       1999           1998
                                                     -------        -------
                                                         (In thousands)

     Raw materials and supplies                      $     0        $   788
     Work in process                                   1,743          1,377
     Finished goods                                   15,883         10,262
     Supplies                                            355            214
                                                     -------        -------

                                                     $17,981        $12,641
                                                     =======        =======

4. Pursuant to the term of various license agreements, the Company is obligated to pay future minimum royalties of approximately $2.3 million in 1999.

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

     The warrants issued in connection with the WGI Credit Agreement will vest at the rate of 200,000 warrants for each $1,000,000 increase in the largest balance owed at any one time over the life of the credit agreement (as of April 3, 1999, the largest outstanding balance to date has been
     $19,985,000, which means that warrants to acquire 3,997,000 shares of Common Stock would have been vested as of such date). These warrants were subject to shareholder approval which was obtained at a meeting held on January 29, 1999.The warrants have registration rights no more favorable than the equivalent provisions in the currently outstanding warrants issued to principal shareholders of the Company, except that such rights include three demand registrations. The warrants also contain antidilution provisions which require that the number of shares subject to such warrants shall be adjusted in connection with any future issuance of the Company's Common Stock (or of other securities exercisable for or convertible into Common Stock) such that the aggregate number of shares issued or issuable subject to these warrants (assuming eventual vesting as to the full 5,000,000 shares) will always represent ten percent (10%) of the total number of shares of the Company's Common Stock on a fully diluted basis. The fair market value using the Black-Scholes option pricing model of the above mentioned warrants of approximately $4,467,000 has been capitalized and is included in the accompanying consolidated balance sheet as a debt discount. These costs are being amortized over the term of the debt agreement with WGI. As a result of the anti-dilution protection in the warrants and the completion of the Tahiti acquisition (including the issuance of the additional 4.3 million common shares) (see Note 7), the Company anticipates issuing approximately 3,382,344 additional warrants to WGI, LLC. The fair market value, using the Black-Scholes option pricing model, of the above mentioned warrants of approximately $2.8 million will be capitalized and included in the Company's balance sheet as a debt discount. These costs will be amortized over the term of the debt agreement with WGI, LLC.

7. On March 22, 1999, the Company completed the acquisition of substantially all of the assets of Tahiti Apparel, Inc. ("Tahiti"), a New Jersey corporation engaged in the design and marketing of swimwear, body wear and active wear for ladies and girls. The financial statements reflect the ownership of Tahiti as of January 1, 1999. The Company exercised dominion and control over the operations of Tahiti commencing January 1, 1999. Pursuant to the terms of an Asset Purchase Agreement dated December 18, 1998 between the Company, Tahiti and the majority stockholders of Tahiti, as amended by agreement dated March 16, 1999 and as further amended post-closing by agreement dated April 15, 1999 (as amended, the "Acquisition Agreement"), the purchase price for the assets and business of Tahiti is $15,872,500, payable in shares of the Company's Common Stock having an agreed value (for purposes of such payment only) of $1.18750 per share. Additionally, the Company assumed, generally, the liabilities of the business set forth on Tahiti's audited balance sheet as of June 30, 1998 and all liabilities incurred in the ordinary course of business during the period commencing July 1, 1998 and ending on the Closing Date (including Tahiti's liabilities under a separate agreement (as described below) between Tahiti and Ming-Yiu Chan, Tahiti's minority shareholder).

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


     At a meeting held January 29, 1999, the Company's shareholders approved the issuance of up to 10,070,000 shares of the Company's Common Stock in connection with the Acquisition Agreement and the Chan Agreement, which shares were issued in connection with the closing. Under the rules of the New York Stock Exchange, on which the Company's Common Stock is traded, issuance of the additional 4,296,316 shares of Common Stock called for by the March 16 amendment to the Acquisition Agreement will be subject to approval by the Company's shareholders at the Company's 1999 annual meeting. The Company's principal shareholder, WGI, LLC, has executed a proxy in favor of Zvi Ben-Haim to vote in favor of the issuance of such additional 4,296,316 shares of the Company's Common Stock at the Company's 1999 Annual Meeting.

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

     The results of operations of Tahiti are included in the accompanying consolidated financial statements from the date of acquisition (i.e. January 1, 1999). The pro forma financial information below is based on the historical financial statements of Signal Apparel and Tahiti and adjusted as if the acquisition had occurred on January 1, 1998, with certain assumptions made that management believes to be reasonable. This information is for comparative purposes only and does not purport to be indicative of the results of operations that would have occurred had the transactions been completed at the beginning of the respective periods or indicative of the results that may occur in the future.

                                                                    1998
                                                                 (Unaudited
                                                                In Thousands)

                  Operating Revenue                               $43,892
                  Income from Operations                          $13,456
                  Net Loss                                        $(1,570)
                  Basic/diluted net loss per share                $  (.03)
                  Weighted average shares outstanding             $45,987

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

     The Term Loan portion of the new facility is divided into two segments with differing payment schedules: (i) $27,500,000 ("Term Loan A") payable, with respect to principal, in a single installment on March 12, 2004 and (ii) $22,500,000 ("Term Loan B") payable, with respect to principal, in 47 consecutive monthly installments on the first business day of each month commencing April 1, 2000, with the first 46 installments to equal $267,857.14 and the final installment to equal the remaining unpaid balance of Term Loan B. The Credit Agreement allows the Company to prepay either term loan, in whole or in part, without premium or penalty. In connection with the Revolving Credit Line, the Credit Agreement also provides (subject to certain conditions) that the senior lender will issue Letters of Credit on behalf of the Company, subject to a maximum L/C amount of $40,000,000 and further subject to the requirement that the sum of all advances under the revolving credit line (including any outstanding L/Cs) may not exceed the lesser of the Maximum Revolving Advance Amount or an amount (the "Formula Amount") equal to the sum of: (1) up to 85% of Eligible
     Receivables, as defined, plus (2) up to 50% of the value of Eligible Inventory, as defined (excluding L/C inventory and subject to a cap of $30,000,000 availability), plus (3) up to 60% of the first cost of Eligible L/C Inventory, as defined, plus (4) 100% of the value of collateral and letters of credit posted by the Company's principal shareholders, minus (5) the aggregate undrawn amount of outstanding Letters of Credit, minus (6) Reserves (as defined). In addition to the secured revolving advances represented by the Formula Amount, and subject to the overall limitation of the Maximum Revolving Advance Amount, the agreement provides the Company with an additional, unsecured Overformula Facility of $17,000,000 (the outstanding balance of which must be reduced to not more than $10,000,000 for at least one business day during a five business day cleanup period each month) through December 31, 2000. In consideration for the unsecured portion of the credit facility, the Company issued 1,791,667 shares of Signal Apparel Common Stock and warrants to purchase 375,000 shares of Common Stock priced at $1.50 per share. The fair market value, using the Black-Scholes option pricing model, of the above mentioned warrants of approximately $204,215 has been capitalized and is included in the accompanying consolidated balance sheet as a debt discount. These costs are being amortized over the term of the debt agreement with BNY.

9. On March 3, 1999, the Company completed the private placement of $5 million of 5% Convertible Debentures due March 3, 2002 with two institutional investors. The Company utilized the net proceeds from issuance of these Debentures to redeem all of the remaining outstanding shares of the Company's 5% Series G1 Convertible Preferred Stock (following the conversion of $260,772.92 stated value (including accrued dividends) of such stock into 248,355 shares of the Company's Common Stock effective February 26, 1999, by two other institutional investors). This transaction effectively replaced a security convertible into the Company's Common Stock at a floating rate (the 5% Series G1 Preferred Stock) with a security (the Debentures) convertible into Common Stock at a fixed conversion price of $2.00 per share. The transaction also reflects the Company's decision to forego the private placement of an additional $5 million of 5% Series G2 Preferred Stock under the original purchase agreement with the Series G1 Preferred investors. In connection with the sale of the $5 million of Debentures, the Company issued 2,500,000 warrants to purchase the Company's Common Stock at $1.00 per share with a term of five years. The fair market value, using the Black Scholes option pricing model, of the above mentioned warrants of approximately $2.25 million has been capitalized and included in the consolidated balance sheet as a debt discount. These costs are being amortized over the term of the Debentures.

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


12. WGI has waived its right to receive $1.5 million in preferred dividends which would have accrued in relation to the Series H Preferred Stock during the first quarter of 1999.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:


The Company has experienced losses for each of its past seven fiscal years. The Company's net loss for the quarter ended April 3, 1999 is $3.6 million. However, for the first time in over five years, the Company has demonstrated positive ("EBITDA") which is defined as net income before interest, taxes, depreciation and amortization. EBITDA is used by the Company to supplement operating income as an indicator of operating performance and cash flows from operating activities as a measure of liquidity, and not as an alternative to measures defined and required by generally accepted accounting principles. EBITDA is $0.5 million for the quarter ended April 3, 1999 compared to an EBITDA loss of ($1.9) million for the corresponding period of 1998. The EBITDA improvement was substantially the result of increased sales by the Company of 190% and increased operating efficiencies, including a decrease in SG&A from 43% of total sales in first quarter 1998 to 21% of sales in the corresponding period of 1999. The EBITDA of $0.5 million in 1999 includes an EBITDA loss of approximately ($1.0) million from the Company's Big Ball subsidiary (which is being closed in the second quarter of 1999, See Liquidity and Capital Resources) and an EBITDA loss of ($0.8) million related to the start-up costs of the new Umbro license initiative.


Net sales of $33.4 million for the quarter ended April 3, 1999 represents an increase of $21.9 million (or 190%) from $11.6 million in net sales for the corresponding period of 1998. This increase is mainly attributed to $26.0 in combined new sales from the newly acquired Tahiti division and the Umbro division. Conversely, the first quarter 1999 sales do not reflect any sales from the Heritage division (sold at 1/1/99) which had provided $3.4 million in sales in the quarter ended April 4, 1998.

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


Selling, general and administrative (SG&A) expenses as a percentage of total sales improved 22% and were 21% of sales for the quarter ended April 3, 1999 compared to 43% of sales for the corresponding period of 1998. The total amount of SG&A expenses increased from $5.1 million in the quarter ended April 4, 1998 to $7.0 million for the comparable quarter of 1999. The change in the total amount of SG&A between 1998 and 1999 is primarily related to additional sales expenses resulting from the additional $21.9 million of sales in the quarter ended April 3, 1999.

Depreciation and Amortization increased from $0.4 million in the quarter ended April 4, 1998 to $0.8 million in the comparable 1999 period primarily as a result of $0.5 million of amortization of goodwill attributable to the new Tahiti acquisition.

Interest expense for the quarter ended April 3, 1999 was $3.3 million compared to $1.6 million in the comparable quarter of 1998. In 1999, $0.9 million of the $3.3 million of interest expense is non-cash interest amortization related to the reduction of debt discounts for the WGI, LLC warrants and the new Bank of New York term loans.


FINANCIAL CONDITION

During 1998 and the first quarter of 1999, the Company has undergone a strategic change from a manufacturing orientation to a sales and marketing focus. Effective March 22, 1999, Signal Apparel Company, Inc. purchased the business and assets of Tahiti Apparel Company, Inc., a leading supplier of ladies and girls activewear, bodywear and swimwear primarily to the mass market as well as to the mid-tier and upstairs retail channels. Tahiti's products are marketed pursuant to various licensed properties and brands as well as proprietary brands of Tahiti. During the fourth quarter of 1998, Signal also acquired the license and certain assets for the world recognized Umbro soccer brand in the United States for the department, sporting goods and sports specialty store retail channels. The acquisition of Tahiti Apparel and the Umbro license initiative both are part of the Company's ongoing efforts to improve its operating results. The Company remains committed to exiting all manufacturing activities and to focus exclusively on sales, marketing and merchandising of its product lines. Following these developments, Signal and its wholly owned subsidiaries, Big Ball Sports, Inc. and Grand Illusion Sportswear, manufacture and market activewear, bodywear and swimwear in juvenile, youth and adult size ranges. The Company's products are sold principally to retail accounts under the Company's proprietary brands, licensed character brands, licensed sports brands, and other licensed brands. The Company's principal proprietary brands include G.I.R.L., Bermuda Beachwear, Big Ball and Signal Sport. Licensed brands include Hanes Sport, BUM Equipment, Jones New York and Umbro. Licensed character brands include Mickey Unlimited, Winnie the Pooh, Looney Tunes, Scooby-Doo and Sesame Street; and licensed sports brands include the logos of Major League Baseball, the National Basketball Association, and the National Hockey League. The Company's license with the National Football League expired, subject to certain sell-off rights, on March 31, 1999 and will not be renewed. During the year ended December 31,1998, licensed NFL product sales were approximately 15% of consolidated revenue. The loss of this license could also affect the Company's ability to sell other professional sports apparel to its customers.

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


The Company's working capital deficit at April 3, 1999 increased $6.5 million or 11.5% compared to year end 1998. Excluding the effect of all sales and acquisitions of divisions, the increase in the working capital deficit was primarily due to the new term loan being classified as a current liability ($49.8 million), a decrease in cash ($0.4 million) and an increase in bank overdraft ($1.4 million), which were partially offset by increases in inventory ($3.1 million) and accounts receivable ($1.0 million), and decreases in the revolving advance account ($46.0 million), accounts payable and accrued liabilities ($8.9 million). The Company has a "zero base balance" arrangement with the bank where it maintains its operating account that allows the Company to cover checks drawn on such account on a daily basis with funds wired from its senior lender based on the credit facility with the senior lender. The nominal bank overdraft at the end of the fiscal quarter resulted from an inter-period timing difference between the senior lender's wire transfers to the Company's operating account and the checks clearing such account.

Excluding the effect of all sales and acquisitions of divisions, accounts receivable decreased $1.0 million or 68% over year-end 1998. The decrease was primarily a result of the improved collection of non-collectible receivables, the recalcuation of appropriate reserves related to the new Tahiti accounts receivable, and the timing of payments from the senior lender on factored receivables.

Excluding the effect of all sales and acquisitions of divisions, inventories increased $3.1 million or 25% compared to year-end 1998. Inventories increased as a result of the new Tahiti acquisition and the significant additional inventory required to service the increased sales volume.

Excluding the effect of all sales and acquisitions of divisions, total current liabilities increased $12.0 million or 16.7% over year-end 1998, primarily due to the term loan being classified as a current liability ($49.8) million, increases in the current portion of long term-debt ($1.0 million) and increases in the bank overdraft ($1.4 million), partially offset by decreases in accounts payable and accrued liabilities ($8.9 million) and the revolving advance account ($46 million).

Excluding the effect of all sales and acquisitions of divisions, cash used in operations was $6.6 million during the first three months of 1999 compared to $5.3 million used in operating activities during the same period in 1998. In addition to the net loss of $3.6 million during the first three months of 1999, the increased use of cash during such period was primarily due to an increase in accounts receivable ($1.0 million) and inventories ($3.1 million) and a decrease in accounts payable and accrued liabilities ($8.9 million). The primary items partially offsetting the use of cash were depreciation and amortization ($1.5 million) and non-cash interest ($0.9 million).


Commitments to purchase equipment totaled less than $0.1 million at April 3, 1999. During the remainder of 1999, the Company anticipates capital expenditures not to exceed $1.0 million.


Cash provided by investing activities was $1.3 million for the three months ended April 3, 1999 compared to cash provided of $0.4 in the comparable period for 1998.

Cash provided by financing activities was $4.9 million for the first three months of 1999 compared to $4.5 million in the comparable period for 1998. Excluding the effect of all sales and acquisitions of divisions, the Company had net borrowings of approximately $4.0 million from its senior lender, after taking into account borrowings under the new $50 million term loan and the borrowings under the new revolving credit facility and repayment of the existing credit facilities maintained by the Company (including those assumed in connection with the Tahiti acquisition), and a bank overdraft of $1.4 million. In addition, the Company borrowed approximately $4 million from related parties and sold new 5% convertible debentures ($2.4 million). This was partially offset by a significant reduction in the revolving advance account ($46.0 million), repurchase of Series G1 Preferred Stock ($2.4 million), and other principal payments on borrowings of $0.5 million.

Excluding the effect of all sales and acquisitions of divisions, the revolving advance account decreased $46.0 million from $44 million at year-end 1998 to $9.8 million at April 3, 1999. Approximately $9.0 million was overadvanced under the revolving advance account. The overadvance is secured in part, by the guarantee of two principal shareholders.

Interest expense for the three months ended April 3, 1999 was $3.3 million compared to $1.5 million for the same period in 1998. The $3.3 million of interest in this quarter included non-cash interest charges of $0.9 million.
Total outstanding debt averaged $78 million and $62.5 million for the first three months of 1999 and 1998, respectively, with average interest rates of 9.7%, and 9.9%, respectively. The increased interest expense was partially offset by amortization of debt discount of $1.0 million.


The Company uses letters of credit to support foreign and some domestic sourcing of inventory and certain other obligations. Outstanding letters of credit were $7.8 million at April 3, 1999 (excluding collateral of $2.0 million pledged to the senior lender in the form of a standby letter of credit).


Total Shareholders' Deficit decreased $14.2 million compared to year-end 1998.

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


As of April 3, 1999, the company's senior lender waived certain covenant violations (pertaining to quarterly profits and working capital) under the Company's factoring agreement. Even though these covenant violations have been waived, the Company has not yet compiled its results for the second quarter of 1999 and no determination can yet be made whether one or more covenant violations exist for the second quarter. Accordingly, GAAP requires that the $50 million term loan be classified as a current liability even though the term of the loan is longer than one year.


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


At the end of fiscal 1997, the Company implemented a restructuring plan for its preferred equity and the majority of its subordinated indebtedness (following approval by shareholders of the issuance of Common Stock in connection therewith), which resulted in a significant increase in the Company's overall equity as well as a significant reduction in the Company's level of indebtedness and ongoing interest expense. In addition, as discussed in Note 9 to the financial statements, during the first quarter of 1999, the Company sold $5 million of Convertible Debentures to institutional investors, which funds were used to repurchase the Company's Series G1 Convertible Preferred Stock. The Company anticipates that funds provided by the WGI Credit Agreement and the Bank of New York credit facility will enable the Company to meet its liquidity needs at least through June 30, 1999.


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

Part II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

   (a)  Exhibits

   (10.1) Second  Amendment  to Asset  Purchase  Agreement  concerning  Tahiti
          Apparel, Inc., dated April 15, 1999.*

   (10.2) Letter  Agreement dated May 26, 1999 amending the Revolving  Credit,
          Term Loan and Security Agreement dated March 12, 1999 between the Company and its senior lender, BNY Financial Corporation (in its own behalf and as agent for other participating lenders), and waiving compliance with certain provisions thereof.

   (10.3) Letter Agreement dated May 14, 1999 containing waiver of dividends on the Company's Series H Preferred Stock for the First Quarter of 1999 by WGI, LLC, the sole holder of such stock.

   (27) Financial Data Schedule


* Incorporated by reference to original Form 10-Q Quarterly Report for the quarterly period ended April 3, 1999 filed by Signal Apparel Company, Inc. (SEC File No. 1-2782)


     (b) Reports on Form 8-K:

     The Company filed the following Current Reports on Form 8-K during the quarter:


                                                                 FINANCIAL
DATE OF REPORT    ITEMS REPORTED                              STATEMENTS FILED
--------------    --------------                              ----------------

March 3, 1999     Item 5 - Other Events:  The private         None.
                           placement of $5 million of
                           5% Convertible  Debentures
                           due March 3, 2002.

                                                             FINANCIAL
DATE OF REPORT   ITEMS REPORTED                           STATEMENTS FILED
--------------   --------------                           ----------------

March 22, 1999   Item 2 - Acquisition or Disposition    Historical and Pro Forma
                          of Assets:  The acquisition   Financial Statements
                          of substantially all of the   concerning this
                          assets and business of        acquisition, to be
                          Tahiti Apparel, Inc.          filed by amendment.

                 Item 5 - Other Events: The completion  None.
                          of the Company's new
                          financing arrangement with
                          its senior lender, BNY
                          Financial Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SIGNAL APPAREL COMPANY, INC.
                                                   (Registrant)



Date: June 29, 1999                        /s/ Thomas A. McFall
                                           ------------------------------

                                           Thomas A. McFall
                                           Chief Executive Officer


Date: June 29, 1999                        /s/ Howard Weinberg
                                           ------------------------------

                                           Howard Weinberg
                                           Chief Financial Officer