Form 10-Q
period 1999-07-03
SIGNAL APPAREL COMPANY INC
filed 1999-08-23
CIK 105107

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended July 3, 1999 or

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                                 Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                            Outstanding at August 15, 1999
             -----                            ------------------------------
         Common Stock                               44,869,450 shares

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements

                          SIGNAL APPAREL COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                                                July 3,     Dec. 31,
                                                                 1999         1998
                                                              ---------    ---------
          Assets
Current Assets:
Cash & cash equivalents                                       $     301    $     403
Receivables, less allowance for doubtful
accounts of $4,000 in 1999 and $2,443 in 1998, respectively         632        1,415
Note receivable                                                     646          283
Inventories                                                       6,495       12,641
Prepaid expenses and other                                          219          539
                                                              ---------    ---------
           Total current assets:                                  8,292       15,281

Property, plant and equipment, net                                3,460        3,001
Goodwill                                                         25,111            0
Other assets                                                        824          182
                                                              ---------    ---------
            Total assets                                      $  37,687    $  18,464
                                                              =========    =========

          Liabilities and Shareholders' Deficit
Current Liabilities:
Accounts payable                                                  9,158        8,133
Accrued liabilities                                              10,958        9,760
Accrued interest                                                  4,768        3,810
Current portion of long-term debt and capital leases              1,638        6,435
Revolving advance account                                        15,340       44,049
Term Loan                                                        47,732            0
                                                              ---------    ---------
            Total Current Liabilities:                           89,595       72,187

Long-term Liabilities:
Convertible Debentures                                            2,998            0
Notes Payable Principally to Related Parties                     23,437       13,968
                                                              ---------    ---------
            Total Long-term Liabilities:                         26,435       13,968

Shareholders' Deficit:
Preferred Stock                                                  49,754       52,789
Common Stock                                                        491          326
Additional paid-in capital                                      185,520      165,242
Accumulated deficit                                            (312,992)    (284,931)
                                                              ---------    ---------

Subtotal                                                        (77,227)     (66,574)
Less: Cost of Treasury shares (140,220 shares)                   (1,117)      (1,117)
                                                              ---------    ---------

Total Shareholders' Deficit                                     (78,343)     (67,691)
                                                              ---------    ---------
            Total Liabilities and
                Shareholders' Deficit                         $  37,687    $  18,464
                                                              =========    =========

See accompanying notes to financial statements.

                          SIGNAL APPAREL COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands Except Per Share Data)
                                   (Unaudited)

                                          Three Months Ended           Six Months Ended
                                         July 3,       July 4,       July 3,       July 4,
                                          1999          1998          1999          1998
                                        --------      --------      --------      --------
Net Sales                               $ 34,293      $ 12,483      $ 68,621      $ 24,044
Cost of Sales                             35,184         9,472        63,474        17,979
                                        --------      --------      --------      --------
     Gross Profit                           (891)        3,011         5,147         6,065

Royalty Expense                            1,408         1,059         3,393         1,856
Selling, General &
     Administrative                       13,744         4,494        21,378         9,502
Non-Recurring Expenses                     3,240           -0-           -0-           -0-
Interest Expense                           3,690         1,669         6,988         3,218
Other (Income) net                           (31)          (90)          -0-          (536)
                                        --------      --------      --------      --------
Loss Before Income Taxes                 (22,941)       (4,121)      (26,612)       (7,975)

Income Taxes                                 -0-           -0-           -0-           -0-
                                        --------      --------      --------      --------
Net Loss                                 (22,941)     $ (4,121)     $(26,612)     $ (7,975)
                                        --------      --------      --------      --------
Less Preferred Stock Dividends             1,449           -0-         1,449           -0-
Net Loss Applicable to Common           $(24,390)     $ (4,121)     $(28,061)     $ (7,975)
Basic Diluted Net Loss Per Share        $  (0.55)     $  (0.13)     $  (0.69)     $  (0.24)
                                        ========      ========      ========      ========
Weighted average shares outstanding       44,498        32,662        40,544        32,641

See accompanying notes to financial statements.

                          SIGNAL APPAREL COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)
                                                        Six Months Ended
                                                      July 3,       July 4,
                                                       1999          1998
                                                     --------      --------
Operating Activities:
   Net loss                                          $(28,061)     $ (7,975)
Adjustments to reconcile net loss to of the
   effect of acquisitions and sales:
      Depreciation and amortization                     2,271         1,397
      Non-cash interest charges                         1,179             0
      (Gain) on disposal of equipment                     (52)         (609)
Changes in operating assets
   and liabilities:
      Receivables                                         965        (1,851)
      Inventories                                      14,615        (2,167)
      Prepaid expenses and other assets                   243           (65)
      Accounts payable and accrued
        liabilities                                      (687)        1,879
                                                     --------      --------
           Net cash used in operating
              activities                               (9,526)       (9,391)
                                                     --------      --------

Investing Activities:
Purchases of property, plant and
   equipment                                              153          (158)
Proceeds from notes receivable                              0           116
Restricted Cash                                           476             0
Proceeds from the sale of Heritage Division             2,000             0
Proceeds from the sale of property,
   plant and equipment                                      0           875
                                                     --------      --------
           Net cash provided by
              investing activities                      2,629           833
                                                     --------      --------
Financing Activities:
Decrease in Cash in Bank                                    0             0
Net increase (decrease) in revolving
   advance account                                    (42,541)        2,007
Net increase in term loan borrowings                   50,000             0
Net increase in borrowings from
   related party                                            0         7,350
Principal payments on borrowings                         (635)       (1,163)
Repurchase of preferred stock                          (2,398)            0
Proceeds from sale of convertible debt                  2,350             0
New common stock issued                                    18             0
           Net cash provided by
              financing activities                      6,794         8,194
                                                     --------      --------

(Decrease) in cash                                       (102)         (364)
Cash and Cash equivalents at beginning of period          403           384
                                                     --------      --------

Cash and Cash equivalents at end of period           $    301      $     20
                                                     ========      ========

See accompanying notes to financial statements.

                          SIGNAL APPAREL COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Un-audited)

1. The accompanying consolidated condensed financial statements have been prepared on a basis consistent with that of the consolidated financial statements for the year ended December 31, 1998. The accompanying financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of the Company, necessary to present fairly the financial position of the Company as of July 3, 1999 and its results of operations and cash flows for the three months ended July 3, 1999. These consolidated condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

2. The results of operations for the three months ended July 3, 1999 are not necessarily indicative of the results to be expected for the full year.

3.   Inventories consisted of the following:

                                             July 3,       December 31,
                                               1999            1998
                                             -------         -------
          (In thousands)

          Raw materials and supplies         $     0         $   788
          Work in process                      - 0 -           1,377
          Finished goods                       6,445          10,262
          Supplies                                50             214
                                             -------         -------


                                             $ 6,495         $12,641
                                             =======         =======

4. Pursuant to the term of various license agreements, the Company is obligated to pay future minimum royalties of approximately $1.4 million in 1999.

5. The computation of basic net loss per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share would also include common share equivalents outstanding. Due to the Company's net loss for all periods presented, all common stock equivalents would be anti-dilutive to diluted earnings per share.

6. On August 10, 1998, the Company's Board of Directors approved a new Credit Agreement between the Company and WGI, LLC, to be effective as of May 8, 1998 (the "WGI Credit Agreement"), pursuant to which WGI will lend the Company up to $25,000,000 on a revolving basis for a three-year term ending May 8, 2001. Additional material terms of the WGI Credit Agreement are as follows: (i) maximum funding of $25,000,000, available in increments of $100,000 in excess of the minimum funding of $100,000; (ii) interest on outstanding balances payable quarterly at a rate of 10% per annum; (iii) secured by a security interest in all of the Company's assets (except for the assets of its Heritage division and certain former plant locations which are currently held for sale), subordinate to the security interests of the Company's senior lender; (iv) funds borrowed may be used for any purpose approved by the Company's directors and executive officers, including repayment of any other existing indebtedness of the Company; (v) WGI, LLC is entitled to have two designees nominated for election to the Company's Board of Directors during the term of the agreement; and (vi) WGI, LLC will receive (subject to shareholder approval, which was obtained at the Company's Annual Meeting on January 27, 1999) warrants to purchase up to 5,000,000 shares of the Company's Common Stock at $1.75 per share.

     The warrants issued in connection with the WGI Credit Agreement will vest at the rate of 200,000 warrants for each $1,000,000 increase in the largest balance owed at any one time over the life of the credit agreement (as of July 3, 1999, the largest outstanding balance to date has been $20,160,000, which means that warrants to acquire 4,032,000 shares of Common Stock would have been vested as of such date). These warrants were subject to shareholder approval which was obtained at the Company's annual meeting. The warrants have registration rights no more favorable than the equivalent provisions in the currently outstanding warrants issued to principal shareholders of the Company, except that such rights include three demand registrations. The warrants also contain anti-dilution provisions which require that the number of shares subject to such warrants shall be adjusted in connection with any future issuance of the Company's Common Stock (or of other securities exercisable for or convertible into Common Stock) such that the aggregate number of shares issued or issuable subject to these warrants (assuming eventual vesting as to the full 5,000,000 shares) will always represent ten percent (10%) of the total number of shares of the Company's Common Stock on a fully diluted basis. The fair market value using the Black-Scholes option pricing model of the above mentioned warrants of approximately $4,467,000 has been capitalized and is included in the accompanying consolidated balance sheet as a debt discount. These costs are being amortized over the term of the debt agreement with WGI. As a result of the anti-dilution protection in the warrants and the completion of the Tahiti acquisition (including the issuance of the additional 4.3 million common shares) (see Note 7), the Company anticipates issuing approximately 3.4 million additional warrants to WGI, LLC. The fair market value, using the Black-Scholes option pricing model, of the above mentioned warrants of approximately $2.8 million will be capitalized and included in the Company's balance sheet as a debt discount. These costs will be amortized over the term of the debt agreement with WGI, LLC.

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

                                                                  1998
                                                              (Un-audited
                                                             In Thousands)
                                                             -------------
          Operating Revenue                                    $ 43,892
          Income from Operations                               $ 13,456
          Net Loss                                             $ (1,570)
          Basic/diluted net loss per share                     $  (0.03)
          Weighted average shares outstanding                    45,987

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

     The Term Loan portion of the new facility is divided into two segments with differing payment schedules: (i) $27,500,000 ("Term Loan A") payable, with respect to principal, in a single installment on March 12, 2004 and (ii) $22,500,000 ("Term Loan B") payable, with respect to principal, in 47 consecutive monthly installments on the first business day of each month commencing April 1, 2000, with the first 46 installments to equal $267,857.14 and the final installment to equal the remaining unpaid balance of Term Loan B. The Credit Agreement allows the Company to prepay either term loan, in whole or in part, without premium or penalty. In connection with the Revolving Credit Line, the Credit Agreement also provides (subject to certain conditions) that the senior lender will issue Letters of Credit on behalf of the Company, subject to a maximum L/C amount of $40,000,000 and further subject to the requirement that the sum of all advances under the revolving credit line (including any outstanding L/Cs) may not exceed the lesser of the Maximum Revolving Advance Amount or an amount (the "Formula Amount") equal to the sum of: (1) up to 85% of Eligible
     Receivables, as defined, plus (2) up to 50% of the value of Eligible Inventory, as defined (excluding L/C inventory and subject to a cap of $30,000,000 availability), plus (3) up to 60% of the first cost of Eligible L/C Inventory, as defined, plus (4) 100% of the value of collateral and letters of credit posted by the Company's principal shareholders, minus (5) the aggregate undrawn amount of outstanding Letters of Credit, minus (6) Reserves (as defined). In addition to the secured revolving advances represented by the Formula Amount, and subject to the overall limitation of the Maximum Revolving Advance Amount, the agreement provides the Company with an additional, unsecured Overformula Facility of $17,000,000 (the outstanding balance of which must be reduced to not more than $10,000,000 for at least one business day during a five business day cleanup period each month) through December 31, 2000. In consideration for the unsecured portion of the credit facility, the Company issued 1,791,667 shares of Signal Apparel Common Stock and warrants to purchase 375,000 shares of Common Stock priced at $1.50 per share. The fair market value of the above mentioned shares of common stock of approximately $2.1 million has been capitalized and is included in the accompanying consolidated balance sheet as a debt discount. The fair market value, using the Black-Scholes option pricing model, of the above mentioned warrants of approximately $0.2 million has been capitalized and is included in the accompanying consolidated balance sheet as a debt discount. These costs are being amortized over the five year term of the debt agreement with BNY.

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

12. In the second quarter of 1999, Signal closed its warehouse and printing facility in Houston, Texas and shut down substantially all of its operations located there (except for certain artist functions). The Houston facility was the location for the design, manufacture, and sale of the Company's Big Ball Sports line of products. Signal relocated the sales and merchandising functions to New York, New York and has outsourced all of the manufacturing functions for the Big Ball Sports line to third parties. Signal has recorded a one-time charge related to the termination of the Houston facility of $3.2 million.

13. WGI waived its right to receive $1.5 million in preferred dividends which would have accrued in relation to the Series H Preferred Stock during the first quarter of 1999. WGI has not waived any other right to receive preferred dividends which accrued after the end of the first quarter of 1999.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Three Months Ended July 3, 1999

Net sales of $34.3 million for the quarter ended July 3, 1999 represents an increase of $21.8 million (or 174%) from $12.5 million in net sales for the corresponding period of 1998. This increase is mainly attributed to $26.9 in combined new sales from the newly acquired Tahiti division and the Umbro division. Conversely, the second quarter 1999 sales do not reflect any sales from the Heritage division (sold at 1/1/99) which had provided $2.7 million in sales in the quarter ended July 4, 1998.

Total Gross Margin before royalties decreased $3.9 million in the second quarter of 1999 compared to the corresponding period in 1998. Gross Margin percentage was negative (2.6%) for the second quarter of 1999 compared to 24% for the quarter ended July 4, 1998. The $3.9 million decrease in total gross margin is attributable primarily to over $2.4 million in excessive costs to import goods by air freight and then transport those same goods by overnight courier direct to customer retail locations, all as a result of late manufacture of such goods. The late manufacture of goods resulted from delays in opening letters of credit to foreign manufacturers as a result of limited bank loan availability during the negotiation of the acquisition of the assets of Tahiti Apparel, Inc. by the Company. In addition, the gross margin for the second quarter of 1999 was negatively affected by recognition of $1.1 million in loss on the mark down at the end of the swim session of obsolete and slow moving inventory.

Royalty expense related to licensed product sales was 4% of sales for the quarter ended July 3, 1999, compared to 8.5% for the corresponding period of 1998. This decrease resulted primarily from an increase by the Company in sales of proprietary products.

Selling, general and administrative (SG&A) expenses as a percentage of total sales were 40% of sales for the quarter ended July 3, 1999 compared to 36% of sales for the corresponding period of 1998. The total amount of SG&A expenses increased a total of $9.2 million from $4.5 million in the quarter ended July 4, 1998 to $13.7 million for the comparable quarter of 1999. The change in the total amount of SG&A between 1998 and 1999 is primarily related to (a) additional sales expenses resulting from the additional $21.8 million of sales in the quarter ended July 3, 1999, (b) $2.1 million being paid to a licensor for the transfer of an apparel license from Tahiti Apparel, Inc. to the Company, (c) over $0.7 million in consulting fees being paid to third parties for services related to accounting and systems consulting, (d) $1.0 million of professional fees and (e) $1.5 million of temporary and recruiting costs associated with the move to New Jersey.

The nonrecurring charge of $3.2 million in the second quarter of 1999 was the result of the Company continuing to implement the revised business strategy first implemented in the last quarter of 1998. The reevaluation resulted in a change from the company being primarily a manufacturer of products to primarily a sales marketing, merchandising and distibution company for activewear and other clothing. As a result, the Company has closed its last operating facility in Houston, Texas. The Company has accrued $2.2 million for costs associated with the plant closing, including disposition of inventory or the write down of inventory. In additional $1.0 million for the relocation of the Houston activities to New York and New Jersey and the costs of the start-up of new divisions and other administrative reorganization costs.

Depreciation and Amortization increased from $0.4 million in the quarter ended July 4, 1998 to $0.7 million in the comparable 1999 period, primarily as a result of $0.5 million of amortization of goodwill attributable to the new Tahiti acquisition, partially offset by the sale by the Company of a substantial portion of its fixed assets in connection with the various plant closings that have occurred.

Interest expense for the quarter ended July 3, 1999 was $3.7 million compared to $1.7 million in the comparable quarter of 1998. In the second quarter of 1999, $1.9 million of the $3.7 million of interest expense is non-cash interest amortization related to the reduction of debt discounts for the WGI, LLC warrants and the warrants and common stock issued to BNY (See Notes 6 and 8) . In addition, as of July 3, 1999, non-cash interest in the amount of $62,500 had accrued on the 5% Convertible Debenture. Pursuant to the terms of the 5% Convertible Debenture, the Company intends to pay this accrued interest by the issuance of shares of common stock.

Six Months Ended July 3, 1999

Net sales of $67.7 million for the six months ended July 3, 1999 represents an increase of $43.7 million (or 182%) from $24.0 million in net sales for the corresponding period of 1998. This increase is mainly attributed to $52.3 million in combined new sales from the newly acquired Tahiti division and the Umbro division. Conversely, the first six months of 1999 sales do not reflect any sales from the Heritage division (sold at 1/1/99) which had provided $5.8 million in sales in the quarter ended July 4, 1998.

Total Gross Margin before royalties increased $1.7 million in the first six months of 1999 compared to the corresponding period in 1998. Gross Margin percentage was 11.5% for the first six months of 1999 compared to 25.2% for the six months ended July 4, 1998. The $1.7 million increase in total gross margin is attributable to a smaller percentage (11.5%) applied to a much larger sales base ($67.7 million). The reduced gross margin percentage is attributable to excessive costs to import goods by air freight and then transport those same goods by overnight courier direct to customer retail locations, all as a result of late manufacture of such goods. The late manufacture of goods resulted from delays in opening letters of credit to foreign manufacturers as a result of limited bank loan availability during the negotiation of the acquisition of the assets of Tahiti Apparel, Inc. by the Company. In addition, the gross margin for the first six months of 1999 was negatively effected by recognition of $1.5 million in loss on the markdown and sale of obsolete and slow moving inventory.

Royalty expense related to licensed product sales was 5% of sales for the six months ended July 3, 1999, compared to 7.7% for the corresponding period of 1998. This decrease resulted primarily from an increase by the Company in sales of proprietary products.

Selling, general and administrative (SG&A) expenses as a percentage of total sales were 31% of sales for the six months ended July 3, 1999 compared to 40% of sales for the corresponding period of 1998, a 23% improvement. The SG&A expenses increased a total of $11.3 million from $9.5 million in the six months ended July 4, 1998 to $20.8 million for the comparable period of 1999. The change in the total amount of SG&A between 1998 and 1999 is primarily related to (a) additional sales expenses resulting from the additional $43.7 million of sales in the first six months of 1999, (b) $2.1 million being paid to a licensor for the transfer of an apparel license from Tahiti Apparel, Inc. to the Company, (c) over $0.7 million in consulting fees being paid to third parties for services related to accounting, systems consulting (d) $1.0 million of preofessional fees and (e) $1.5 million of temporary and recruiting costs associated with the move to New Jersey, which were partially offset by $0.7 million in reduced SG&A expenses at the Houston facility, compared to the same period for 1998.

The nonrecurring charge of $3.2 million in the first six months of 1999 was the result of the Company continuing to implemaent the revised business strategy first implemented in the last quarter of 1998. The reevaluation resulted in a change from the Company being primarily a manufacturer of products to primarily a sales, marketing, merchandising and distribution company for activewear and other clothing. As a result, the Company has closed its last operating facility in Houston, Texas. The Company has accrued $2.2 million for costs associated with the plant closing, including disposition of inventory or the write down of inventory, an additional $1.0 million for the relocation of the Houston activities to New York and New Jersey and the costs of the start-up of new divisions and other administrative reorganization costs.

Depreciation and Amortization increased from $1.4 million in the six months ended July 4, 1998 to $1.2 million in the comparable 1999 period, primarily as a result of $0.9 million of amortization of goodwill attributable to the new Tahiti acquisition.

Interest expense for the six months ended July 3, 1999 was $6.9 million compared to $3.2 million in the comparable period of 1998. In 1999, $1.9 million of the $6.9 million of interest expense is non-cash interest amortization related to the reduction of debt discounts for the WGI, LLC warrants and the warrants and common stock issued to BNY (See Notes 6 and 8).

FINANCIAL CONDITION

During 1998 and the first six months of 1999, the Company has undergone a strategic change from a manufacturing orientation to a sales and marketing focus. Effective March 22, 1999, Signal Apparel Company, Inc. purchased the business and assets of Tahiti Apparel Company, Inc., a leading supplier of ladies and girls activewear, bodywear and swimwear primarily to the mass market as well as to the mid-tier and upstairs retail channels. Tahiti's products are marketed pursuant to various licensed properties and brands as well as proprietary brands of Tahiti. During the fourth quarter of 1998, Signal also acquired the license and certain assets for the world recognized Umbro soccer brand in the United States for the department, sporting goods and sports specialty store retail channels. The acquisition of Tahiti Apparel and the Umbro license initiative both are part of the Company's ongoing efforts to improve its operating results. The Company remains committed to exiting all manufacturing activities and to focus exclusively on sales, marketing and merchandising of its product lines. Following these developments, Signal and its wholly owned subsidiaries, Big Ball Sports, Inc. and Grand Illusion Sportswear, manufacture and market activewear, bodywear and swimwear in juvenile, youth and adult size ranges. The Company's products are sold principally to retail accounts under the Company's proprietary brands, licensed character brands, licensed sports brands, and other licensed brands. The Company's principal proprietary brands include G.I.R.L., Bermuda Beachwear, Big Ball and Signal Sport. Licensed brands include Hanes Sport, BUM Equipment, Jones New York and Umbro. Licensed character brands include Mickey Unlimited, Winnie the Pooh, Looney Tunes, Scooby-Doo and Sesame Street; and licensed sports brands include the logos of Major League Baseball, the National Basketball Association, and the National Hockey League. The Company's license with the National Football League expired, subject to certain sell-off rights, on March 31, 1999 and will not be renewed. During the year ended December 31, 1998, licensed NFL product sales were approximately 15% of consolidated revenue. The loss of this license could also affect the Company's ability to sell other professional sports apparel to its customers.

Additional working capital was required in the first six months of 1999 to fund the continued losses and payments of interest on the Company's long-term debt to its secured lenders. The Company's need was met through use of its new credit facility with its senior lender. At July 3, 1999, the Company had overadvance borrowings (secured in part by the guarantee of two principal shareholders) of $7.9 million with its senior lender compared to $36.7 million at July 4, 1998.

The Company's working capital deficit at July 3, 1999 increased $24.4 million or 43% compared to year end 1998. Excluding the effect of all sales and acquisitions of divisions, the increase in the working capital deficit was primarily due to the new term loan being classified as a current liability ($50.0 million), which was partially offset by a decrease in inventories ($14.6 million), a decrease in accounts receivable ($1.0 million), a decrease in accounts payable and accrued liabilities ($0.7 million), a decrease in the revolving advance account ($42.5 million), and debt discount associated with the term loan ($2.3 million). The Company has a "zero base balance" arrangement with the bank where it maintains its operating account that allows the Company to cover checks drawn on such account on a daily basis with funds wired from its senior lender based on the credit facility with the senior lender.

Excluding the effect of all sales and acquisitions of divisions, accounts receivable decreased $1.0 million or 68% over year-end 1998. The decrease was primarily a result of the improved collection of non-collectible receivables, the application of appropriate reserves related to the new Tahiti accounts receivable, and the timing of payments from the senior lender on factored receivables.

Excluding the effect of all sales and acquisitions of divisions, inventories decreased $14.6 million or over 100% compared to year-end 1998. Inventories decreased as a result of management's focus on selling all slow moving and obsolete inventory during the first six months of 1999, the sale of substantially all of the remaining Big Ball Sports inventory in connection with the closure of the Houston facility, and the general reduction of inventory related to the Tahiti division as of the end of the swimwear season at July 3, 1999.

Excluding the effect of all sales and acquisitions of divisions, total current liabilities increased $18.0 million or 25% over year-end 1998, primarily due to the term loan being classified as a current liability ($50.0) million, which was partially offset by and a decrease in accounts payable and accrued liabilities ($0.7 million), a decrease in the revolving advance account ($42.5 million) , and debt discount associated with the term loan ($2.3 million).

Excluding the effect of all sales and acquisitions of divisions, cash used in operations was $9.5 million during the first six months of 1999 compared to $9.4 million used in operating activities during the same period in 1998. The increased use of cash during such period was primarily due to the net loss of $28.1 million during the first six months of 1999, which was partially offset by depreciation and amortization ($2.3 million) and non-cash interest ($1.2 million), a decrease in inventories ($14.6 million), a decrease in accounts receivable ($1.0 million), and a decrease in accounts payable and accrued liabilities ($0.7 million).

Commitments to purchase equipment totaled less than $0.1 million at July 3, 1999. During the remainder of 1999, the Company anticipates capital expenditures not to exceed $0.5 million.

Cash provided by investing activities was $2.6 million for the six months ended July 3, 1999 compared to cash provided of $0.8 in the comparable period for 1998. This primarily resulted from $2.0 million provided through the sale of the Heritage division.

Cash provided by financing activities was $6.8 million for the first six months of 1999 compared to $8.2 million in the comparable period for 1998. Excluding the effect of all sales and acquisitions of divisions, the Company had net borrowings of approximately $7.5 million from its senior lender, after taking into account borrowings under the new $50 million term loan and the borrowings under the new revolving credit facility and repayment of the existing credit facilities maintained by the Company (including those assumed in connection with the Tahiti acquisition). In addition, the Company sold new 5% convertible debentures ($2.4 million), which was partially offset by repurchase of Series G1 Preferred Stock ($2.4 million), and other principal payments on borrowings ($0.6 million).

Excluding the effect of all sales and acquisitions of divisions, the revolving advance account decreased $29.0 million from $44 million at year-end 1998 to $15.3 million at July 3, 1999. Approximately $10.0 million was overadvanced under the revolving advance account. The overadvance is secured in part, by the guarantee of two principal shareholders.

Interest expense for the six months ended July 3, 1999 was $6.9 million compared to $3.2 million for the same period in 1998. The $6.9 million of interest in this quarter included non-cash interest charges of $1.9 million. Total outstanding debt averaged $85.2 million and $64.2 million for the first six months of 1999 and 1998, respectively, with average interest rates of 11.8%, and 10.0%, respectively. The increased interest expense during 1999 reflects non-cash interest resulting from amortization of debt discount of $0.5 million.

The Company uses letters of credit to support foreign and some domestic sourcing of inventory and certain other obligations. Outstanding letters of credit were $6.2 million at July 3, 1999.

Total Shareholders' Deficit increased $10.6 million to $78.3 million compared to year-end 1998.

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

As of July 3, 1999, the company's senior lender waived certain covenant violations (pertaining to quarterly profits and working capital) under the Company's factoring agreement. Even though these covenant violations have been waived, the Company has not yet completed the third quarter of 1999 and no determination can yet be made whether one or more covenant violations exist for the third quarter. Accordingly, GAAP requires that the $50 million term loan be classified as a current liability even though the term of the loan is longer than one year.

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

At the end of fiscal 1997, the Company implemented a restructuring plan for its preferred equity and the majority of its subordinated indebtedness (following approval by shareholders of the issuance of Common Stock in connection therewith), which resulted in a significant increase in the Company's overall equity as well as a significant reduction in the Company's level of indebtedness and ongoing interest expense. In addition, as discussed in Note 9 to the financial statements, during the first quarter of 1999, the Company sold $5 million of Convertible Debentures to institutional investors, which funds were used to repurchase the Company's Series G1 Convertible Preferred Stock. The Company anticipates that funds provided by the WGI Credit Agreement, other support by WGI LLC and the Bank of New York credit facility will enable the Company to meet its liquidity needs at least through September 30, 1999.

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

On May 12, 1999 the Company issued a WARN notice that the Company would close its Houston printing facility. The facility was, in fact, shut down on July 11, 1999. The Company has taken a restructuring charge for this plant closure in the second quarter of 1999 in the amount of $ 3.2 million.

Although management believes that the effects of the restructuring, the private placement of preferred stock and the cost reduction measures described above have enhanced the Company's opportunities for obtaining the additional funding required to meet its liquidity requirements beyond September 30, 1999, no assurance can be given that any such additional financing will be available to the Company on commercially reasonable terms or otherwise. The Company will need to significantly improve sales and profit margins or raise additional funds in order to continue as a going concern.

YEAR 2000

The Company is in the process of updating its current software, developed for the apparel industry, which will make the information technology ("IT") systems year 2000 compliant. This software modification, purchased from a third party vendor, is expected to be installed, tested and completed on or before September 30, 1999, giving the Company additional time to test the integrity of the system. Although the Company believes that the modification to the software which runs its core operations is year 2000 compliant, the Company does utilize other third party equipment and software that may not be year 2000 compliant. If any of this software or equipment does not operate properly in the year 2000 and thereafter, the Company could be forced to make unanticipated expenditures to cure these problems, which could adversely affect the Company's business. The total cost of the new software and implementation necessary to upgrade the Company's current IT system and address the year 2000 issues is estimated to be approximately $100,000. Planned costs have been budgeted in the Company's operating budget. The projected costs are based on management's best estimates and actual results could differ as the new system is implemented. Approximately $40,000 has been expended as of July 3, 1999. The Company has adopted a formal year 2000 compliance plan and expects to achieve implementation on or before September 30, 1999. This effort is being headed by the Company's new MIS manager and includes members of various operational and functional units of the Company. To date, letters/inquiries have been sent to suppliers, vendors, and others to determine their compliance status. A significant number of responses have been received. The Company's principal customers, Wal-Mart, Target and K-Mart, have indicated that they are Year 2000 compliant. The Company is cognizant of the risk associated with the year 2000 and has begun a series of activities to reduce the inherent risk associated with non-compliance. The Company's MIS manager is primarily responsible to insure that all Company systems are Year 2000 compliant. Among the activities which the Company has not performed to date include: software (operating systems, business application systems and EDI system) must be upgraded and tested (although these systems are integrated and are included in the Company's core accounting system); a few PC's must be assessed and upgraded for compliance. In the event that the Company or any of its significant customers or suppliers does not successfully and timely achieve year 2000 compliance, the Company's business or operations could be adversely affected. Thus, the Company is in the process of adopting a contingency plan. The Company is currently developing a "Worst Case Contingency Plan" which will include generally an environment of utilizing spreadsheets and other "workaround" programming and procedures. This contingency system will be activated if the current plans are not successfully implemented and tested by October 31, 1999. The cost of these alternative measures is estimated to be less than $25,000. The Company believes that its current operating systems are fully capable (except for year 2000 data handling) of processing all present and future transactions of the business. Accordingly, no major efforts have been delayed or avoided which affect normal business operations as a result of the incomplete implementation of the year 2000 IT systems. These current systems will become the foundation of the Company's contingency system.

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits


     (10.1) Restructuring Agreement dated as of November 21, 1997 between the Company and WGI, LLC.

     (10.2) Warrant to Purchase 4,500,000 shares of Common Stock issued to WGI, LLC, dated December 30, 1997.

     (10.3) Credit Agreement dated as of May 8, 1998 among the Company, three subsidiaries of the Company (The Shirt Shed, Inc., GIDI Holdings, Inc. and Big Ball Sports, Inc.) and WGI, LLC.

     (10.4) Warrant to Purchase 5,000,000 shares of Common Stock issued to WGI, LLC, dated December 30, 1997.

     (10.5)    Letter Agreement dated August 10, 1998 among the Company,  Thomas
               A. McFall and John W. Prutch.

     (10.6) Letter Agreement dated August 23, 1999 amending the Revolving Credit, Term Loan and Security Agreement dated March 12, 1999 between the Company and its senior lender, BNY Financial Corporation (in its own behalf and as agent for other participating lenders), and waiving compliance with certain provisions thereof.

     (27)      Financial Data Schedule

     (b)  Reports on Form 8-K:

          The Company filed the following Current Reports on Form 8-K during the quarter:

                                                                               FINANCIAL
     DATE OF REPORT       ITEMS REPORTED                                    STATEMENTS FILED
     --------------       --------------                                    ----------------

     March 22, 1999       Item 2 - Acquisition or Disposition of Assets:    Historical and Pro Forma
     (Amendment No. 1)    The acquisition of substantially all of the       Financial Statements concerning
                          assets and business of Tahiti Apparel, Inc.       this acquisition.

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

                          SIGNAL APPAREL COMPANY, INC.
                                  (Registrant)


Date: August 23, 1999                        /s/ Thomas A. McFall
                                             --------------------
                                             Thomas A. McFall
                                             Chief Executive Officer


Date: August 23, 1999                        /s/ Howard Weinberg
                                             -------------------
                                             Howard Weinberg
                                             Chief  Financial Officer