Form 10-Q/A
period 1999-07-03
SIGNAL APPAREL COMPANY INC
filed 1999-08-26
CIK 105107

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


             Class                            Outstanding at August 20, 1999
             -----                            ------------------------------
         Common Stock                               44,869,450 shares

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements

                          SIGNAL APPAREL COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                                                July 3,     Dec. 31,
                                                                 1999         1998
                                                              ---------    ---------
          Assets
Current Assets:
Cash & cash equivalents                                       $     301    $     403
Receivables, less allowance for doubtful
accounts of $4,000 in 1999 and $2,443 in 1998, respectively         632        1,415
Note receivable                                                     646          283
Inventories                                                       6,495       12,641
Prepaid expenses and other                                          219          539
                                                              ---------    ---------
           Total current assets:                                  8,292       15,281

Property, plant and equipment, net                                3,460        3,001
Goodwill                                                         25,111            0
Other assets                                                        824          182
                                                              ---------    ---------
            Total assets                                      $  37,687    $  18,464
                                                              =========    =========

          Liabilities and Shareholders' Deficit
Current Liabilities:
Accounts payable                                                  9,158        8,133
Accrued liabilities                                              10,958        9,760
Accrued interest                                                  4,76,8        3,810
Current portion of long-term debt and capital leases              1,638        6,435
Revolving advance account                                        15,340       44,049
Term Loan                                                        47,732            0
                                                              ---------    ---------
            Total Current Liabilities:                           89,595       72,187

Long-term Liabilities:
Convertible Debentures                                            2,998            0
Notes Payable Principally to Related Parties                     23,437       13,968
                                                              ---------    ---------
            Total Long-term Liabilities:                         26,435       13,968

Shareholders' Deficit:
Preferred Stock                                                  49,754       52,789
Common Stock                                                        491          326
Additional paid-in capital                                      185,520      165,242
Accumulated deficit                                            (312,992)    (284,931)
                                                              ---------    ---------

Subtotal                                                        (77,227)     (66,574)
Less: Cost of Treasury shares (140,220 shares)                   (1,117)      (1,117)
                                                              ---------    ---------

Total Shareholders' Deficit                                     (78,343)     (67,691)
                                                              ---------    ---------
            Total Liabilities and
                Shareholders' Deficit                         $  37,687    $  18,464
                                                              =========    =========

See accompanying notes to financial statements.

                          SIGNAL APPAREL COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands Except Per Share Data)
                                   (Unaudited)


                                          Three Months Ended           Six Months Ended
                                         July 3,       July 4,       July 3,       July 4,
                                          1999          1998          1999          1998
                                        --------      --------      --------      --------
Net Sales                               $ 34,293      $ 12,483      $ 67,711      $ 24,044
Cost of Sales                             35,184         9,472        59,949        17,979
                                        --------      --------      --------      --------
     Gross Profit                           (891)        3,011         7,762         6,065

Royalty Expense                            1,408         1,059         3,393         1,856
Selling, General &
     Administrative                       13,744         4,494        20,753         9,502
Non-Recurring Expenses                     3,240           -0-         3,240           -0-
Interest Expense                           3,690         1,669         6,988         3,218
Other (Income) net                           (31)          (90)          -0-          (536)
                                        --------      --------      --------      --------
Loss Before Income Taxes                 (22,941)       (4,121)      (26,612)       (7,975)

Income Taxes                                 -0-           -0-           -0-           -0-
                                        --------      --------      --------      --------
Net Loss                                 (22,941)     $ (4,121)     $(26,612)     $ (7,975)
                                        --------      --------      --------      --------
Less Preferred Stock Dividends             1,449           -0-         1,449           -0-
Net Loss Applicable to Common           $(24,390)     $ (4,121)     $(28,061)     $ (7,975)
Basic Diluted Net Loss Per Share        $  (0.55)     $  (0.13)     $  (0.69)     $  (0.24)
                                        ========      ========      ========      ========
Weighted average shares outstanding       44,498        32,662        40,544        32,641


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

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K


     (a)  Exhibits


     (10.1) Restructuring Agreement dated as of November 21, 1997 between the Company and WGI, LLC.*

     (10.2) Warrant to Purchase 4,500,000 shares of Common Stock issued to WGI, LLC, dated December 30, 1997.*

     (10.3) Credit Agreement dated as of May 8, 1998 among the Company, three subsidiaries of the Company (The Shirt Shed, Inc., GIDI Holdings, Inc. and Big Ball Sports, Inc.) and WGI, LLC.*

     (10.4) Warrant to Purchase 5,000,000 shares of Common Stock issued to WGI, LLC, dated December 30, 1997.*

     (10.5)    Letter Agreement dated August 10, 1998 among the Company,  Thomas
               A. McFall and John W. Prutch.*

     (10.6) Letter Agreement dated August 23, 1999 amending the Revolving Credit, Term Loan and Security Agreement dated March 12, 1999 between the Company and its senior lender, BNY Financial Corporation (in its own behalf and as agent for other participating lenders), and waiving compliance with certain provisions thereof.*

     (27)      Financial Data Schedule

* Previously filed with original Quarterly Report on Form 10-Q for period ended July 3, 1999.


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

                          SIGNAL APPAREL COMPANY, INC.
                                  (Registrant)



Date: August 26, 1999                        /s/ Thomas A. McFall
                                             --------------------
                                             Thomas A. McFall
                                             Chief Executive Officer


Date: August 26, 1999                        /s/ Howard Weinberg
                                             -------------------
                                             Howard Weinberg
                                             Chief  Financial Officer