Form 10-Q
period 1999-10-02
SIGNAL APPAREL COMPANY INC
filed 1999-11-16
CIK 105107

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                                    FORM 10-Q

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 2, 1999 or

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

                                 Yes [X]      No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                       Outstanding at November 10, 1999
             -----                       --------------------------------

         Common Stock                              44,869,450   shares

PART I  -  FINANCIAL INFORMATION

Item 1. Financial Statements

                          SIGNAL APPAREL COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                                              October 2,    Dec. 31,
                                                                 1999         1998
                                                              ---------    ---------
              Assets
Current Assets:
Cash                                                          $     444    $     403
Receivables, less allowance for doubtful
accounts of $2,790 in 1999 and $1,916 in 1998, respectively         785        1,415
Note receivable                                                     864          283
Inventories                                                       8,069       12,641
Prepaid expenses and other                                        1,394          539
                                                              ---------    ---------
           Total current assets:                                 11,556       15,281

Property, plant and equipment, net                                3,175        3,001
Goodwill, less accumulated amortization
of $1,359 in 1999                                                26,718            0
Debt Issuance Costs, net                                          5,655            0
Other assets                                                        536          182
                                                              ---------    ---------
            Total assets                                      $  47,640    $  18,464
                                                              =========    =========

                    Liabilities and Shareholders' Deficit
Current Liabilities:
Accounts payable                                                  5,246        8,133
Accrued liabilities                                               6,669        9,760
Accrued interest                                                  5,872        3,810
Current portion of long-term debt and capital leases              3,803        6,435
Revolving advance account                                        30,624       44,049
Term Loan                                                        48,031            0
                                                              ---------    ---------
            Total Current Liabilities:                          100,245       72,187

Long-term Liabilities:
Convertible Debentures                                            3,186            0
Capital Leases                                                      200            0
Notes Payable Principally to Related Parties                     24,541       13,968
                                                              ---------    ---------
            Total Long-term Liabilities:                         27,927       13,968

Shareholders' Deficit:
Preferred Stock                                                  50,478       52,789
Common Stock                                                        534          326
Additional paid-in capital                                      189,748      165,242
Accumulated deficit                                            (320,175)    (284,931)
                                                              ---------    ---------

Subtotal                                                        (79,415)     (66,574)
Less: Cost of Treasury shares (140,220 shares)                   (1,117)      (1,117)
                                                              ---------    ---------

Total Shareholders' Deficit                                     (80,532)     (67,691)
                                                              ---------    ---------
            Total Liabilities and
                Shareholders' Deficit                         $  47,640    $  18,464
                                                              =========    =========

See accompanying notes to financial statements.

                          SIGNAL APPAREL COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands Except Per Share Data)
                                   (Unaudited)

                                                                 Three Months Ended                    Nine Months Ended
                                                            October 2,         October 3,         October 2,         October 3,
                                                               1999               1998               1999               1998
                                                             --------           --------           --------           --------
Net Sales                                                    $ 10,698           $ 15,297           $ 79,319           $ 39,341
Cost of Sales                                                   7,758             14,184             71,232             32,163
                                                             --------           --------           --------           --------
     Gross Profit                                               2,940              1,113              8,807              7,178

Royalty Expense                                                   663              1,434              4,056              3,290
Selling, General &
     Administrative                                             6,390              4,728             25,691             13,831

Interest Expense                                                4,422              3,343             11,410              6,961
Other (Income) net                                              - 0 -                (18)             - 0 -               (555)
                                                             --------           --------           --------           --------
Loss Before Income Taxes                                       (8,535)            (8,374)           (33,070)           (16,349)

Income Taxes                                                    - 0 -              - 0 -              - 0 -              - 0 -
                                                             --------           --------           --------           --------
Net Loss                                                       (8,535)            (8,374)           (33,070)           (16,349)
                                                             --------           --------           --------           --------
Preferred Stock Dividends                                         724              - 0 -              2,174              - 0 -
Net Loss Applicable to Common                                $ (9,259)          $ (8,374)          $(35,244)          $(16,349)
Basic Diluted Net Loss Per Share                             $  (0.17)          $  (0.26)          $  (0.72)          $  (0.50)
                                                             ========           ========           ========           ========
Weighted average shares outstanding                            53,384             32,662             49,127             32,641
(including shares to be issued)

See accompanying notes to financial statements.

                          SIGNAL APPAREL COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                              Nine Months Ended
                                                         October 2,       October 3,
                                                            1999             1998
                                                          --------         --------
Operating Activities:
         Net loss                                         $(35,244)        $(16,349)
Adjustments to reconcile net loss to net cash
          used in operating activities, net of the
          effect of acquisitions and sales:
            Depreciation and amortization                    3,488            2,548
             Non-cash interest charges                       3,227                0
             (Gain) on disposal of equipment                   (52)            (402)
Changes in operating assets
          and liabilities:
            Receivables                                        104           (2,299)
            Inventories                                     12,837           (2,213)
            Prepaid expenses and other assets                 (761)             (21)
            Accounts payable and accrued
              liabilities                                  (10,158)           3,340
                                                          --------         --------

                  Net cash used in operating
                    activities                             (26,559)         (15,354)
                                                          --------         --------

Investing Activities:
Purchases of property, plant and
          equipment                                           (107)            (238)
Proceeds from notes receivable                                   0              176
Restricted Cash                                                476                0
Proceeds from the sale of Heritage Division                  2,000                0
Proceeds from the sale of  Grand Illusion Division             435                0
Proceeds from the sale of property,
          plant and equipment                                    0              877
                                                          --------         --------
                  Net cash provided by
                    investing activities                     2,804              815
                                                          --------         --------

Financing Activities:
Decrease in Cash in Bank or Bank Overdraft                       0              667
Net increase (decrease) in revolving
          advance account                                  (27,257)           1,891
Net increase in term loan borrowings                        47,672                0
Net increase in borrowings from
          related party                                          0            8,775
Principal payments on borrowings                             3,411           (1,784)
Repurchase of preferred stock                               (2,398)           4,624
Proceeds from sale of convertible debt                       2,350                0
New common stock issued                                         18                0
                  Net cash provided by
                    financing activities                    23,796           14,173
                                                          --------         --------

Increase in cash                                                41             (366)
Cash at beginning of period                                    403              384
                                                          --------         --------

Cash at end of period                                     $    444         $     18
                                                          ========         ========

See accompanying notes to financial statements

                          SIGNAL APPAREL COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Un-audited)

1. The accompanying consolidated condensed financial statements have been prepared on a basis consistent with that of the consolidated financial statements for the year ended December 31, 1998. The accompanying financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of the Company, necessary to present fairly the financial position of the Company as of October 2, 1999 and its results of operations and cash flows for the three months ended October 2, 1999. These consolidated condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

2. The results of operations for the three months ended October 2, 1999 are not necessarily indicative of the results to be expected for the full year.

3.   Inventories consisted of the following:

                                            October 2 ,      December 31,
                                               1999              1998

                                                    (In thousands)

          Raw materials and supplies          $     0          $   788
          Work in process                           0            1,377
          Finished goods                        8,069           10,262
          Supplies                                  0              214
                                              -------          -------

                                              $ 8,069          $12,641
                                              =======          =======

4. Pursuant to the terms of various license agreements, the Company is obligated to pay future minimum royalties of approximately $1.6 million in 1999.

5. The computation of basic net loss per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share would also include common stock equivalents outstanding (including shares to be issued upon shareholder consent). See Notes 7 and 9 below. Due to the Company's net loss for all periods presented, all common stock equivalents would be anti-dilutive to diluted earnings per share.

6. On August 10, 1998, the Company's Board of Directors approved a new Credit Agreement between the Company and WGI, LLC, to be effective as of May 8, 1998 (the "WGI Credit Agreement"), pursuant to which WGI will lend the Company up to $25,000,000 on a revolving basis for a three-year term ending May 8, 2001. Additional material terms of the WGI Credit Agreement are as follows: (i) maximum funding of $25,000,000, available in increments of $100,000 in excess of the minimum funding of $100,000; (ii) interest on outstanding balances payable quarterly at a rate of 10% per annum; (iii) secured by a security interest in all of the Company's assets (except for the assets of its Heritage division and certain former plant locations which were being held for sale), subordinate to the security interests of the Company's senior lender; (iv) funds borrowed may be used for any purpose approved by the Company's directors and executive officers, including repayment of any other existing indebtedness of the Company; (v) WGI, LLC is entitled to have two designees nominated for election to the Company's Board of Directors during the term of the agreement; and (vi) WGI, LLC will receive warrants to purchase up to 5,000,000 shares of the Company's Common Stock at $1.75 per share.

     The warrants issued in connection with the WGI Credit Agreement will vest at the rate of 200,000 warrants for each $1,000,000 increase in the largest balance owed at any one time over the life of the credit agreement (as of October 2, 1999, the largest outstanding balance to date has been $20,510,000, which means that warrants to acquire 4,102,000 shares of Common Stock have vested as of such date). These warrants were subject to shareholder approval which was obtained at the Company's annual meeting. The warrants have registration rights no more favorable than the equivalent provisions in the currently outstanding warrants issued to principal shareholders of the Company, except that such rights include three demand registrations. The warrants also contain anti-dilution provisions which require that the number of shares subject to such warrants shall be adjusted in connection with any future issuance of the Company's Common Stock (or of other securities exercisable for or convertible into Common Stock) such that the aggregate number of shares issued or issuable subject to these warrants (assuming eventual vesting as to the full 5,000,000 shares) will always represent ten percent (10%) of the total number of shares of the Company's Common Stock on a fully diluted basis. The fair market value using the Black-Scholes option pricing model of the above mentioned warrants of approximately $4,467,000 has been capitalized and is included in the accompanying consolidated balance sheet as a debt discount. These costs are being amortized over the term of the debt agreement with WGI. As a result of the anti-dilution protection in the warrants and the completion of the Tahiti acquisition (including the issuance of the additional 4.3 million common shares) (see Note 7), the Company anticipates issuing approximately 4.2 million additional warrants to WGI, LLC.

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

8. Effective March 22, 1999, the Company completed a new financing arrangement with its senior lender, GMAC Financial Corporation (successor in interest to BNY Financial Corporation) (on its own behalf and as agent for other participating lenders), which provides the Company with funding of up to $98,000,000 (the "Maximum Facility Amount") under a combined facility that includes two Term Loans aggregating $50,000,000 (supported in part by $25,500,000 of collateral pledged by an affiliate of WGI, LLC, the Company's principal shareholder) and a Revolving Credit Line of up to $48,000,000 (the "Maximum Revolving Advance Amount"). Subject to the lenders' approval and to continued compliance with the terms of the original facility, the Company may elect to increase the Maximum Revolving Advance Amount from $48,000,000 up to $65,000,000, in increments of not less than $5,000,000.

     The Term Loan portion of the new facility is divided into two segments with differing payment schedules: (i) $27,500,000 ("Term Loan A") payable, with respect to principal, in a single installment on March 12, 2004 and (ii) $22,500,000 ("Term Loan B") payable, with respect to principal, in 47 consecutive monthly installments on the first business day of each month commencing April 1, 2000, with the first 46 installments to equal $267,857.14 and the final installment to equal the remaining unpaid balance of Term Loan B. The Credit Agreement allows the Company to prepay either term loan, in whole or in part, without premium or penalty. In connection with the Revolving Credit Line, the Credit Agreement also provides (subject to certain conditions) that the senior lender will issue Letters of Credit ("L/Cs") on behalf of the Company, subject to a maximum L/C amount of $40,000,000 and further subject to the requirement that the sum of all advances under the revolving credit line (including any outstanding L/Cs) may not exceed the lesser of the Maximum Revolving Advance Amount or an amount (the "Formula Amount") equal to the sum of: (1) up to 85% of Eligible Receivables, as defined, plus (2) up to 50% of the value of Eligible Inventory, as defined (excluding L/C inventory and subject to a cap of $30,000,000 availability), plus (3) up to 60% of the first cost of Eligible L/C

     Inventory, as defined, plus (4) 100% of the value of collateral and letters of credit posted by the Company's principal shareholders, minus (5) the aggregate undrawn amount of outstanding Letters of Credit, minus (6) Reserves (as defined). In addition to the secured revolving advances represented by the Formula Amount, and subject to the overall limitation of the Maximum Revolving Advance Amount, the agreement provides the Company with an additional, unsecured Overformula Facility of $17,000,000 (the outstanding balance of which must be reduced to not more than $10,000,000 for at least one business day during a five business day cleanup period each month) through December 31, 2000. In consideration for the unsecured portion of the credit facility, the Company issued 1,791,667 shares of Signal Apparel Common Stock and warrants to purchase 375,000 shares of Common Stock priced at $1.50 per share. The fair market value of the above mentioned shares of common stock of approximately $2.1 million has been capitalized and is included in the accompanying consolidated balance sheet as debt issuance cost. The fair market value, using the Black-Scholes option pricing model, of the above mentioned warrants of approximately $0.2 million has been capitalized and is included in the accompanying consolidated balance sheet as a debt discount. These costs are being amortized over the five year term of the debt agreement with GMAC.

9. During the second quarter of 1999, in order to further assist the Company in meeting its ongoing liquidity needs, WGI, LLC made direct payments of $2.1 million to a third party licensor on the Company's behalf and, in connection with the Company's Revolving Credit and Term Loan facility with GMAC, executed certain guaranties and pledged certain collateral in the aggregate amount of $21.6 million. In consideration for the aggregate of $23.7 million in payments and credit enhancements provided by WGI, LLC, the Company agreed to issue to WGI, LLC 4,217,956 shares of the Company's common stock. These shares were valued at the then market price of $1.125 per share for a total value of $4,475,200. Under the rules of the New York Stock Exchange, on which the Company's Common Stock is traded, issuance of the 4,217,956 shares of Common Stock called for by the Reimbursement Agreement will be subject to approval by the Company's shareholders at the Company's 1999 annual meeting. The Company's principal shareholder, WGI, LLC, intends to vote in favor of the issuance of such 4,217,956 shares of the Company's Common Stock at the Company's 1999 Annual Meeting.

     During the third quarter of 1999, the Company entered into a Reimbursement Agreement and related Promissory Note (to be effective as of June 30, 1999) as a mechanism for reimbursing WGI, LLC for payments made on the Company's behalf outside of the WGI Credit Agreement, as well as for any loss that it might suffer as a result of a decision by GMAC to proceed against the guaranties and/or collateral posted with respect to the Company's senior loan obligations. The Reimbursement Agreement will remain outstanding for as long as WGI, LLC is obligated under any guaranties, or has any collateral posted, with respect to the Company's obligations under agreements with its senior lender or until all obligations under the Reimbursement Agreement are repaid, whichever is later. Indebtedness under the Reimbursement Agreement and Promissory Note will be unsecured, will be subordinate to the Company's obligations to its senior lender and will bear interest at the rate of eight percent (8.0%) per annum, payable in annual installments either in cash or (at the Company's option, subject to shareholder approval at the 1999 Annual Meeting) with shares Common Stock valued at the then-current market price. The Company's initial principal indebtedness of $2.1 million under the note will automatically increase from time to time (up to a maximum of $53.226 million) in an amount equal to any payments made by WGI, LLC pursuant to any of the GMAC guaranties, plus the value of any WGI collateral which is offset by GMAC against the Company's obligations. The principal amount of such indebtedness will be payable at any time upon demand of WGI, LLC.

10. On March 3, 1999, the Company completed the private placement of $5 million of 5% Convertible Debentures due March 3, 2002 with two institutional investors. The Company utilized the net proceeds from issuance of these Debentures to redeem all of the remaining outstanding shares of the Company's 5% Series G1 Convertible Preferred Stock (following the conversion of $347,685.42 stated value (including accrued dividends) of such stock into 331,140 shares of the Company's Common Stock effective February 26, 1999, by two other institutional investors). This transaction effectively replaced a security convertible into the

     Company's Common Stock at a floating rate (the 5% Series G1 Preferred Stock) with a security (the Debentures) convertible into Common Stock at a fixed conversion price of $2.00 per share. The transaction also reflects the Company's decision to forego the private placement of an additional $5 million of 5% Series G2 Preferred Stock under the original purchase agreement with the Series G1 Preferred investors. In connection with the sale of the $5 million of Debentures, the Company issued 2,500,000 warrants to purchase the Company's Common Stock at $1.00 per share with a term of five years. The fair market value, using the Black-Scholes option pricing model, of the above mentioned warrants of approximately $2.25 million has been capitalized and included in the consolidated balance sheet as a debt discount. These costs are being amortized over the term of the Debentures. Effective September 14, 1999, in connection with the Company's late payment of interest that was due July 1, 1999 and the holders' waiver of the associated Event of Default, the Company agreed with the two holders of the Debentures that (A) the Debentures would be amended to eliminate an election that the Company previously had to make interest payments in either stock or cash and (B) the conversion price for the debentures would remain fixed at $2.00 per share of Common Stock until December 31, 1999, at which time the holders may adjust the conversion price to $1.00 per share unless Signal procures the posting of not less than $10 million of new collateral in support of additional funding under its GMAC loan on or before such date (in which case the Company may elect to adjust the conversion price to $1.25 per share of Common Stock).

11. In January 1999, the Company completed the sale of its Heritage division, a woman's fashion knit business, to Heritage Sportswear, LLC, a new company formed by certain former members of management of the Heritage division. Additional information regarding the terms of this sale is available in the Company's Form 10-K Annual Report for the year ended December 31, 1998.

12. In the first quarter of 1999, Signal closed its offices and warehouses in Chattanooga, Tennessee and its production facilities in Tazewell, Tennessee and shut down substantially all of its operations located there. Signal relocated its sales and merchandising offices to New York, New York and relocated the corporate offices and all accounting and certain related administrative functions to offices in Avenel, New Jersey.

13. In the second quarter of 1999, Signal closed its warehouse and printing facility in Houston, Texas and shut down substantially all of its operations located there (except for certain artist functions). The Houston facility was the location for the design, manufacture, and sale of the Company's Big Ball Sports line of products. Signal relocated the sales and merchandising functions to New York, New York and has outsourced all of the manufacturing functions for the Big Ball Sports line to third parties. The Company's negative Gross Profit for the second quarter of 1999 includes $1.9 million of negative gross margin on closeout goods and $0.5 million of negative gross margin resulting from customer chargebacks related to the Big Ball shutdown.

14. In July, 1999, the Company completed the sale of its GIDI Holdings, Inc. subsidiary (also known as Grand Illusion) to John Prutch, the previous president of the Company. Under the terms of the sale dated July 31, 1999, the Company sold all of the issued and outstanding common stock of GIDI Holdings to John Prutch in consideration of the assumption by the buyer of $0.9 million of short term liabilities of GIDI Holdings (including the release of any guaranties of the Company of such obligations). This resulted in the Company recognizing a gain on sale of $0.4 million. The
     Company also retained 35 shares of Series A Preferred Stock in GIDI Holdings. The Preferred Stock has the following attributes: (a) Par value of $10,000 per share, (b) senior to all other classes of capital stock in GIDI Holdings, (c) cumulative 6% cash dividends accrue and are payable semi-annually on June 30 and December 31 each year, (d) if GIDI Holdings or its assets are sold within 18 months after the last share of Preferred Stock has been redeemed, the Preferred Holders are entitled to receive 35% of all proceeds of sale in excess of $1.0 million, (e) veto rights on any organic change in GIDI Holdings, (f) convertible (in the aggregate) into 35% of the common stock of GIDI Holdings, and (g) starting December 31, 1999, mandatory redemption of 6 shares each 6 months.

15. In the first quarter of 1999, WGI waived its right to receive $1.5 million in preferred dividends which would have accrued in relation to the Series H Preferred Stock during the first quarter of 1999. WGI has not waived any other right to receive preferred dividends which accrued after the end of the first quarter of 1999.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Three Months Ended October 2, 1999

Net sales of $10.7 million for the quarter ended October 2, 1999 represents a decrease of $4.6 million (or 30%) from $15.3 million in net sales for the corresponding period of 1998. This decrease is mainly attributed to the fact that third quarter 1999 sales do not reflect any sales from the Heritage division (sold at 1/1/99) which had provided $3.7 million in sales in the quarter ended October 3, 1998. In addition, the sale of the Grand Illusion division resulted in the third quarter 1999 reflecting only $0.3 million in sales from Grand Illusion compared to $1.1 million in sales from such division in the comparable 1998 quarter. Moreover, the closing of the Big Ball division resulted in the third quarter of 1999 reflecting only $ 0.1 million in residual sales from Big Ball compared to $1.3 million in sales from such division in the comparable 1998 quarter. Conversely, the 1999 third quarter does reflect $ 5.6 million of sales from the Tahiti and Umbro divisions which did not exist in the third quarter of 1998.

Total Gross Margin before royalties increased $1.8 million in the third quarter of 1999 compared to the corresponding period in 1998. Gross Margin percentage was 27.5% for the third quarter of 1999 compared to 7.3% for the quarter ended October 3, 1998. The $1.8 million increase in total gross margin is attributable primarily to an improvement of 20% in the Company's margins on the $10.7 million of sales in the third quarter of 1999.

Royalty expense related to licensed product sales was 6.2% of sales for the quarter ended October 2, 1999, compared to 9.4% for the corresponding period of 1998. This decrease resulted primarily from an increase by the Company in sales of proprietary products.

Selling, general and administrative (SG&A) expenses as a percentage of total sales were 60% of sales for the quarter ended October 2, 1999 compared to 31% of sales for the corresponding period of 1998. The total amount of SG&A expenses increased a total of $1.7 million from $4.7 million in the quarter ended October 3, 1998 to $6.4 million for the comparable quarter of 1999. The change in the total amount of SG&A between 1998 and 1999 is primarily related to the acquisition of Tahiti and the different cost structure associated with its business.

During the third quarter of 1999, the Company continued to implement the revised business strategy initiated in the last quarter of 1998, which has resulted in a change from the Company being primarily a manufacturer of products to primarily a sales, marketing, merchandising and distribution company for activewear and other clothing. As a result, the Company closed its last operating facility for the Big Ball division in Houston, Texas during the second quarter.

Depreciation and amortization increased from $0.4 million in the quarter ended October 3, 1998 to $0.5 million in the comparable 1999 period. However, the amortization of Goodwill was $0.45 million and depreciation was $0.05 million in the quarter ended October 2, 1999, whereas the $0.4 million recorded in 1998 consisted entirely of depreciation expense. The reduction of depreciation expense for the 1999 quarter compared to 1998 resulted primarily from the sale by the Company of a substantial portion of its fixed assets in connection with the various plant closings that have occurred.

Interest expense for the quarter ended October 2, 1999 was $4.4 million compared to $3.3 million in the comparable quarter of 1998. In the third quarter of 1999, $2.0 million of the $4.4 million of interest expense is non-cash interest amortization related to the reduction of debt discounts for the WGI, LLC warrants and the warrants and common stock issued to GMAC (See Notes 6 and 8).

Nine Months Ended October 2, 1999

Net sales of $79.3 million for the nine months ended October 2, 1999 represents an increase of $40.0 million (or 102%) from $39.3 million in net sales for the corresponding period of 1998. This increase is mainly attributed to

$58.3 million in combined new sales from the newly acquired Tahiti division and the Umbro division. Conversely, the first nine months of 1999 sales do not reflect any sales from the Heritage division (sold at 1/1/99) which had provided $9.4 million in sales in the nine months ended October 3, 1998. In addition, the sale of the Grand Illusion division resulted in the first nine months of 1999 reflecting only $2.0 million in sales from Grand Illusion compared to $2.5 million in sales from such division in the comparable 1998 period. Moreover, the closing of the Big Ball division during the second quarter of 1999 resulted in the first nine months of 1999 reflecting only $2.4 million in sales from Big Ball compared to $7.2 million in sales from such division in the comparable 1998 period.

Total Gross Margin before royalties increased $1.6 million in the first nine months of 1999 compared to the corresponding period in 1998. Gross Margin percentage was 11.1% for the first nine months of 1999 compared to 18.2% for the nine months ended October 3, 1998. The $1.6 million increase in total gross margin is attributable to a smaller percentage (11.1%) applied to a much larger sales base ($79.3 million). The reduced gross margin percentage is attributable in part to $2.4 million of excessive costs to import goods by air freight and then transport those same goods by overnight courier direct to customer retail locations, all as a result of late manufacture of such goods. The late manufacture of goods resulted from delays in opening letters of credit to foreign manufacturers as a result of limited bank loan availability during the negotiation of the acquisition of the assets of Tahiti Apparel, Inc. by the Company. In addition, the gross margin for the first nine months of 1999 was negatively effected by (a) a $1.9 million net loss on closeout goods and $0.5 million in customer chargebacks related to the Big Ball shutdown and (b) recognition of an additional $1.5 million loss on the markdown and sale of other obsolete and slow moving inventory.

Royalty expense related to licensed product sales was 5.1% of sales for the nine months ended October 2, 1999, compared to 8.4% for the corresponding period of 1998. This decrease resulted primarily from an increase by the Company in sales of proprietary products.

Selling, general and administrative (SG&A) expenses as a percentage of total sales were 32.4% of sales for the nine months ended October 2, 1999 compared to 35.2% of sales for the corresponding period of 1998, an 8% improvement. The SG&A expenses increased a total of $11.9 million from $13.8 million in the nine months ended October 3, 1998 to $25.7 million for the comparable period of 1999. The change in the total amount of SG&A between 1998 and 1999 is primarily related to (a) additional sales expenses resulting from the additional $40.0 million of sales in the first nine months of 1999, (b) over $0.7 million in consulting fees being paid to third parties for services related to accounting and systems consulting (c) $1.0 million of professional fees, (d) $1.5 million of temporary and recruiting costs associated with the move to New Jersey, which were partially offset by $0.7 million in reduced SG&A expenses at the Houston facility, compared to the same period for 1998, (e) $0.5 million of employee termination costs and other administrative exit costs related to the Big Ball shutdown, and (f) $0.8 million of start-up expenses incurred in the second quarter of 1999 for the expansion of two divisions.

During the first nine months of 1999, the Company continued to implement the revised business strategy initiated in the last quarter of 1998, which has resulted in a change from the Company being primarily a manufacturer of products to primarily a sales, marketing, merchandising and distribution company for activewear and other clothing. As a result, the Company closed its last operating facility for the Big Ball division in Houston, Texas during the second quarter. The Company's negative Gross Profit for the second quarter of 1999 includes a $1.9 million net loss on closeout goods and $0.5 million in customer chargebacks related to this shutdown.

Depreciation and Amortization increased from $2.5 million in the nine months ended October 3, 1998 to $2.7 million in the comparable 1999 period, primarily as a result of $1.4 million of amortization of goodwill attributable to the new Tahiti acquisition, amortization of debt issuance costs of $0.7 million and a $1.8 million reduction in depreciation expense.

Interest expense for the nine months ended October 2, 1999 was $11.4 million compared to $7.0 million in the comparable period of 1998. In 1999, $1.4 million of the $11.4 million of interest expense is non-cash interest amortization related to the reduction of debt discounts for the WGI, LLC warrants and the warrants issued to GMAC (See Notes 6 and 8).

FINANCIAL CONDITION

During 1998 and the first nine months of 1999, the Company has undergone a strategic change from a manufacturing orientation to a sales and marketing focus. Effective March 22, 1999, Signal Apparel Company, Inc. purchased the business and assets of Tahiti Apparel Company, Inc., a leading supplier of ladies and girls activewear, bodywear and swimwear primarily to the mass market as well as to the mid-tier and upstairs retail channels. Tahiti's products are marketed pursuant to various licensed properties and brands as well as proprietary brands of Tahiti. During the fourth quarter of 1998, Signal also acquired the license and certain assets for the world recognized Umbro soccer brand in the United States for the department, sporting goods, sports specialty store and mid-tier retail channels. The acquisition of Tahiti Apparel and the Umbro license initiative both are part of the Company's ongoing efforts to improve its operating results. The Company has exited all of its manufacturing activities to focus exclusively on sales, marketing and merchandising of its product lines. Following these developments, Signal and its wholly owned subsidiaries market activewear, bodywear and swimwear in juvenile, youth and adult size ranges. The Company's products are sold principally to retail accounts under the Company's proprietary brands, licensed character brands, licensed sports brands, and other licensed brands. The Company's principal proprietary brands include G.I.R.L., Bermuda Beachwear, Big Ball and Signal Sport. Licensed brands include Hanes Sport, BUM Equipment, Jones New York and Umbro. Licensed character brands include Mickey Unlimited, Winnie the Pooh, Looney Tunes, Scooby-Doo and Sesame Street; and licensed sports brands include the logos of Major League Baseball, and the National Hockey League. The Company's license with the National Football League expired, subject to certain sell-off rights, on March 31, 1999 and will not be renewed. During the year ended December 31, 1998, licensed NFL product sales were approximately 15% of consolidated revenue. The loss of this license could also affect the Company's ability to sell other professional sports apparel to its customers.

Additional working capital was required in the first nine months of 1999 to fund the continued losses and payments of interest on the Company's long-term debt to its secured lenders. The Company's need was met through use of its new credit facility with its senior lender. At October 2, 1999, the Company had overadvance borrowings (secured in part by the guarantee of two principal shareholders) of $53.2 million with its senior lender compared to $34.7 million at October 3, 1998.

The Company's working capital deficit at October 2, 1999 increased $31.7 million or 56% compared to year end 1998. Excluding the effect of all sales and acquisitions of divisions, the increase in the working capital deficit was primarily due to the new term loan being classified as a current liability ($47.7 million), which was partially offset by a decrease in inventories ($12.8 million), a decrease in accounts receivable ($0.1 million), a decrease in accounts payable and accrued liabilities ($10.2 million), a decrease in the revolving advance account ($27.3 million), and debt discount associated with the term loan ($2.3 million). The Company has a "zero base balance" arrangement with the bank where it maintains its operating account that allows the Company to cover checks drawn on such account on a daily basis with funds wired from its senior lender based on the credit facility with the senior lender.

Excluding the effect of all sales and acquisitions of divisions, accounts receivable decreased $0.1 million or 7% over year-end 1998.

Excluding the effect of all sales and acquisitions of divisions, inventories decreased $12.8 million compared to year-end 1998. Inventories decreased as a result of management's focus on selling all slow moving and obsolete inventory during the first nine months of 1999, the sale of substantially all of the remaining Big Ball Sports inventory in connection with the closure of the Houston facility, and the general reduction of inventory related to the Tahiti division as of the end of the swimwear season at the end of the second quarter, 1999.

Excluding the effect of all sales and acquisitions of divisions, total current liabilities increased $6.0 million or 33% over year-end 1998, primarily due to the term loan being classified as a current liability ($47.7 million), which was partially offset by a decrease in accounts payable and accrued liabilities ($10.2 million), a decrease in the revolving advance account ($27.3 million) , and debt discount associated with the term loan ($2.3 million).

Excluding the effect of all sales and acquisitions of divisions, cash used in operations was $27.0 million during the first nine months of 1999 compared to $15.4 million used in operating activities during the same period in 1998. The increased use of cash during such period was primarily due to the net loss of $35.2 million during the first nine months of 1999, which was partially offset by depreciation and amortization ($3.5 million) and non-cash interest ($3.3 million), a decrease in inventories ($12.8 million), a decrease in accounts receivable ($0.1 million), and a decrease in accounts payable and accrued liabilities ($10.2 million).

Commitments to purchase equipment totaled less than $0.2 million at October 2, 1999. During the remainder of 1999, the Company anticipates capital expenditures not to exceed $0.2 million.

Cash provided by investing activities was $2.8 million for the nine months ended October 2, 1999 compared to cash provided of $0.8 in the comparable period for 1998. This primarily resulted from $2.0 million provided through the sale of the Heritage division, $0.4 million from the sale of the Grand Illusion Division, and $0.4 million of restricted cash being released.

Cash provided by financing activities was $23.8 million for the first nine months of 1999 compared to $14.2 million in the comparable period for 1998. Excluding the effect of all sales and acquisitions of divisions, the Company had net borrowings of approximately $20.4 million from its senior lender, after taking into account borrowings under the new $50 million term loan and the borrowings under the new revolving credit facility and repayment of the existing credit facilities maintained by the Company (including those assumed in connection with the Tahiti acquisition). In addition, the Company sold new 5% convertible debentures ($5.0 million), which was partially offset by repurchase of Series G1 Preferred Stock ($2.4 million), and other principal payments on borrowings (including debt discounts) ($3.4 million).

Approximately $10.0 million was overadvanced under the revolving advance account at October 2, 1999. The overadvance is secured in part, by the guarantee of two principal shareholders.

Interest expense for the nine months ended October 2, 1999 was $11.4 million compared to $7.0 million for the same period in 1998. Excluding the effect of all sales and acquisitions of divisions, the $11.4 million of interest in this period included non-cash interest charges of $3.2 million. Total outstanding debt averaged $92.1 million and $65.9 million for the first nine months of 1999 and 1998, respectively, with average interest rates of 13.5%, and 12.1%, respectively. The increased interest expense during 1999 reflects non-cash interest resulting from amortization of debt discount of $2.3 million for the period.

The Company uses letters of credit to support foreign and some domestic sourcing of inventory and certain other obligations. Outstanding letters of credit were $7.9 million at October 2, 1999.

Total Shareholders' Deficit increased $12.8 million to $79.4 million compared to year-end 1998.

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

As of October 2, 1999, the Company's senior lender waived certain covenant violations (pertaining to quarterly profits and working capital) under the Company's factoring agreement. Even though these covenant violations have been waived, the Company has not yet completed the fourth quarter of 1999 and no determination can yet be made whether one or more covenant violations exist for the fourth quarter. Accordingly, GAAP requires that the $50 million term loan be classified as a current liability even though the term of the loan is longer than one year.

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

At the end of fiscal 1997, the Company implemented a restructuring plan for its preferred equity and the majority of its subordinated indebtedness (following approval by shareholders of the issuance of Common Stock in connection therewith), which resulted in a significant increase in the Company's overall equity as well as a significant reduction in the Company's level of indebtedness and ongoing interest expense. In addition, as discussed in Note 10 to the financial statements, during the first quarter of 1999, the Company sold $5 million of Convertible Debentures to institutional investors, which funds were used to repurchase the Company's Series G1 Convertible Preferred Stock. The Company anticipates that funds provided by the WGI Credit Agreement, other support by WGI LLC and the Bank of New York credit facility will enable the Company to meet its liquidity needs at least through December 31, 1999.

During the fourth quarter of 1998, the Company reached a decision to close its printing facility in Chattanooga, Tennessee and it anticipated closing its Big Ball subsidiary and selling its Grand Illusion subsidiary. The Company recorded restructuring charges and goodwill write-offs totaling of $7.3 million as a result of these matters. The Company took this action in an effort to further improve its cost structure. The Company is considering the sale of certain other non-essential assets. The Company also has an ongoing cost reduction program intended to control its general and administrative expenses, and has implemented an inventory control program to eliminate any obsolete, slow moving or excess inventory.

On May 12, 1999 the Company issued a WARN notice that the Company would close its Houston printing facility. The facility was, in fact, shut down on July 11, 1999. The Consolidated Statements of Operations for the nine months ended October 2, 1999 reflect $1.9 million in negative gross margin on sales of closeout goods, $0.5 million in negative gross margin on customer chargebacks, and $0.5 million in employee termination and other administrative exit costs, all related to the Big Ball shutdown.

Although management believes that the effects of the restructuring, the private placement of preferred stock and the cost reduction measures described above have enhanced the Company's opportunities for obtaining the additional funding required to meet its liquidity requirements beyond December 31, 1999, no assurance can be given that any such additional financing will be available to the Company on commercially reasonable terms or otherwise. The Company will need to significantly improve sales and profit margins or raise additional funds in order to continue as a going concern.

YEAR 2000

The Company is in the process of updating its current software, developed for the apparel industry, which will make the information technology ("IT") systems year 2000 compliant. This software modification, purchased from a third party vendor, has been installed, tested and is functioning properly. The Company continues to test the integrity of the system. Although the Company believes that the modification to the software which runs its core operations is year 2000 compliant, the Company does utilize other third party equipment and software that may not be year 2000 compliant. If any of this software or equipment does not operate properly in the year 2000 and thereafter, the Company could be forced to make unanticipated expenditures to cure these problems, which could adversely affect the Company's business. The total cost of the new software and implementation necessary to upgrade the Company's current IT system and address the year 2000 issues is estimated to be approximately $100,000. Planned costs have been budgeted in the Company's operating budget. The projected costs are based on management's best estimates and actual results could differ as the new system is implemented. Approximately $40,000 has been expended as of October 2, 1999. The Company has adopted and implemented a formal year 2000 compliance plan. This effort is being headed by the Company's new MIS manager and includes members of various operational and functional units of the Company. To date, letters/inquiries have been sent to suppliers, vendors, and others to determine their compliance status. A significant number of responses have been received. The Company's principal customers, Wal-Mart, Target and K-Mart, have indicated that they are Year 2000 compliant. The Company is cognizant of the risk associated with the year 2000 and has begun a series of activities to reduce the inherent risk associated with non-compliance. The Company's MIS manager is primarily responsible to insure that all Company systems are Year 2000 compliant. Among the activities which the Company has not performed to date include: software (operating systems, business application systems and EDI system) must be upgraded and tested (although these systems are integrated and are included in the Company's core accounting system); a few PC's must be assessed and upgraded for compliance. In the event that the Company or any of its significant customers or suppliers does not successfully and timely achieve year 2000 compliance, the Company's business or operations could be adversely affected. Thus, the Company is in the process of adopting a contingency plan. The Company is currently developing a "Worst Case Contingency Plan" which will include generally an environment of utilizing spreadsheets and other "workaround" programming and procedures. This contingency system will be activated if the current plans are not successfully implemented and tested by December 1, 1999. The cost of these alternative measures is estimated to be less than $25,000. The Company believes that its current operating systems are fully capable (except for year 2000 data handling) of processing all present and future transactions of the business. Accordingly, no major efforts have been delayed or avoided which affect normal business operations as a result of the incomplete implementation of the year 2000 IT systems. These current systems will become the foundation of the Company's contingency system.

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

       (a)    Exhibits

       (10.1) Stock Purchase Agreement dated as of July 31, 1999 by and among the Company (as Seller) and John Prutch (as Buyer) concerning sale of all of the outstanding common stock of GIDI Holdings, Inc.

       (10.2) Warrant  Certificate to purchase 1,536,515 shares of the Company's
              Common Stock issued to John Prutch as of August 1, 1999

       (10.3) Separation Agreement dated as of July 31, 1999 by and among the Company and John W. Prutch.

       (10.4) Letter  Agreement  dated  as of  August  1,  1999  concerning  the
              Revolving Credit, Term Loan and Security Agreement dated March 12, 1999 between the Company and its senior lender, GMAC Commercial Credit LLC (as successor to BNY Financial Corporation, in its own behalf and as agent for other participating lenders), waiving compliance with certain provisions thereof.

       (10.5) Stock Pledge and Security  Agreement and Collateral  Assignment of
              Stock Purchase Agreement, dated as of August 1, 1999 between the Company and its senior lender, GMAC Commercial Credit LLC (as successor to BNY Financial Corporation, in its own behalf and as agent for other participating lenders), concerning Series A Preferred Stock of GIDI Holdings, Inc.

       (10.6) Letter  Agreement  dated November 15, 1999 amending the Revolving
              Credit,  Term Loan and  Security  Agreement  dated  March 12, 1999 between the Company and its senior lender, BNY Financial Corporation (in its own behalf and as agent for other participating lenders), and waiving compliance with certain provisions thereof.

       (10.7) Letter  Agreement dated September 14, 1999 regarding the Company's
              5% Convertible Subordinated Debentures due March 3, 2002.

       (27)   Financial Data Schedule (EDGAR version only)

       (b)    Reports on Form 8-K:

     The Company filed the following Current Reports on Form 8-K during the quarter:

                                                                    FINANCIAL
DATE OF REPORT     ITEMS REPORTED                               STATEMENTS FILED
--------------     --------------                               ----------------

July 21, 1999      Item 4 - Changes in Registrant's Certifying       None.
                   Accountant:  The resignation of Arthur
                   Andersen LLP as the Company's independent public accountants and auditors.

                   Item 7 - Exhibits:  Letter from Arthur            None.
                   Andersen LLP to the Securities and
                   Exchange Commission concerning its
                   resignation as the Company's principal
                   accountant.

August 20, 1999    Item 4 - Changes in Registrant's Certifying       None.
                   Accountant:  The appointment of
                   Goldstein Golub Kessler LLP as the
                   Company's independent public accountants and auditors, effective immediately.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          SIGNAL APPAREL COMPANY, INC.
                                  (Registrant)


Date: November 15, 1999                            /s/ Thomas A. McFall
                                                   ----------------------

                                                   Thomas A. McFall
                                                   Chief Executive Officer


Date: November 15, 1999                           /s/ Howard Weinberg
                                                   -----------------------

                                                   Howard Weinberg
                                                   Chief  Financial Officer