Form 10-K/A
period 1998-12-31
SIGNAL APPAREL COMPANY INC
filed 1999-12-02
CIK 105107

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 2

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For the Fiscal Year Ended December 31, 1998

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|


State the aggregate market value of the voting stock held by nonaffiliates of the registrant: $ 8,169,622, calculated by using the closing price on the New York Stock Exchange on November 29, 1999 of the Company's Common stock, and excluding common shares owned beneficially by directors and officers of the Company, and by certain other entities, who may be deemed to be "affiliates", certain of whom disclaim such status.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                          Outstanding as of November 30, 1999
              -----                          -----------------------------------
   Common Stock, $.01 par value                         44,952,783 shares

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

This amendment amends Part II of the Annual Report on Form 10-K as follows: the Consolidated Statements of Operations and Consoldiated Statements of Cash Flows by (a) reclassifying a $1.0 million charge related to a pending legal dispute from Restructuring charges to Cost of sales, (b) reclassifying a $1.2 million charge related to a customer chargeback from Selling, general and administrative expenses to sales returns and allowances, and (c) reclassifying certain items previously labeled as Nonrecurring charges as Restructuring charges. In addition to the changes on the face of the financial statements, Footnotes 9 and 11 to the financial statements, as well as Management's Discussion and Analysis, also have been amended to reflect these adjustments.

                               AMENDMENT NO. 2 TO
                                ANNUAL REPORT ON
                                    FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                      INDEX

Item

PART I

1.     Business                                                          4

2.     Properties                                                        8

3.     Legal Proceedings                                                10

4.     Submission of Matters to a Vote of Security Holders              10

PART II

5.     Market for the Registrant's Common Equity and
        Related Stockholder Matters                                     11

6.     Selected Financial Data                                          11

7.     Management's Discussion and Analysis of Financial
        Condition and Results of Operations                             12

8.     Financial Statements and Supplementary Data                      21

9.     Disagreements on Accounting and Financial Disclosure             50

PART III

10.     Directors and Executive Officers of the Registrant              50

11.     Executive Compensation                                          50

12.     Security Ownership of Certain Beneficial Owners
          and Management                                                50

13.     Certain Relationships and Related Transactions                  50

PART IV

14.     Exhibits, Financial Statement Schedules and
          Reports on Form 8-K                                           51

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

     SALES BY PRODUCT LINE

     The following table reflects the percentage of net sales contributed by the Company's product lines to net sales during 1998, 1997, and 1996:

                                                     Percentage of
            Product Line                              Net Sales
                                                      ---------
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

                                                      PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET PRICES AND DIVIDENDS

                                                Quarter Ended
                                                -------------
                          March 31          June 30       September 30    December 31
                          --------          -------       ------------    -----------
                        1998     1997    1998     1997    1998    1997    1998   1997
                        -------------    -------------    ------------    -----------
Common Stock:
High                    $1.94   $3.00    $3.25   $1.75    $3.13  $1.88    $2.25 $4.38
Low                      1.00    1.75      .75    1.00     1.63    .88     1.13  1.13
Cash dividends              0       0        0       0        0      0        0     0

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

Shareholders of record as of March 23, 1999:  Common 990

The Company's Common Stock is listed on the New York Stock Exchange. (Symbol "SIA")

ITEM 6. SELECTED FINANCIAL DATA

SUMMARY OF SELECTED FINANCIAL DATA
Dollars in Thousands (Except Per Share Data)

                          1998      1997(b)       1996        1995     1994(a)
                       --------------------------------------------------------
Netsales               $ 48,876    $ 44,616    $ 58,808    $ 89,883   $ 95,818

Netloss                 (35,607)    (30,345)    (33,696)    (39,959)   (53,304)

Basic/dilutednetloss
percommonshare            (1.22)      (2.39)      (2.91)      (3.80)     (6.88)

Totalassets              18,464      26,722      26,167
                                                             43,229     69,448

Long-termobligations     70,728      60,147      66,423      57,243     49,258

(a) The data includes amounts applicable to American Marketing Works from date of acquisition, November 22, 1994.

(b) The data includes amounts applicable to Grand Illusion and Big Ball Sports from the dates of acquisition, October 1, 1997 and November 5, 1997, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1998 COMPARED WITH 1997


Net sales of $48.9 million for 1998 represent an increase of 10% or $4.3 million when compared to the $44.6 million in net sales for 1997. This increase is comprised of an $8.0 million increase for screenprinted and embellished products offset by a $2.2 million decrease in undecorated activewear, a $0.3 million decrease for women's fashion knitwear and a $1.2 million sales allowance related to a single large chargeback from a primary customer due to failure to meet certain garment specifications. Sales in the fourth quarter of 1998 decreased to $9.6 million from an average of $13.1 million for the first three quarters of 1998.

Gross profit was $4.9 million (10% of sales) in 1998 compared to $5.3 million (12% of sales) in 1997. Despite increased first quality sales and other efficiencies during 1998, as well as improved margins on first quality sales due to improved sales mix and an overall decrease in closeout sales, the Company recorded a $0.4 million decrease in gross profit in 1998 due to excessive Cost of sales of $13.0 million for the fourth quarter. The Company had sales and negative gross profit for the fourth quarter of 1998 of $9.6 million and ($2.3) million, respectively. The excessive Cost of sales for the fourth quarter primarily resulted from substantial closeout sales completed in the fourth quarter of 1998 which had costs of sales in excess of sales price and a $1.0 million charge included in Cost of sales related to a dispute with a vendor. This dispute arose after the vendor had delivered a portion of the garments pursuant to the Company's purchase agreement and before the Company took delivery of additional goods for which it originally was obligated under the agreement. The Company did not take delivery of the additional goods. The Company is asserting breach of contract against the vendor for both failure of quality and untimely delivery. The vendor is asserting breach of contract against the Company. No lawsuit has been filed and settlement discussions are ongoing. The Company has reserved $1.0 million to cover anticipated costs relating to the resolution of its dispute with this vendor, including legal fees. The Company believes this accrual is sufficient based upon the Company's claims against this vendor for breach of contract.

Royalty expense related to licensed product sales was 9% and 12% of total sales for 1998 and 1997, respectively. The decrease in royalty expense percentage from 1997 is the result of increased sales of licensed products relative to total sales. The additional licensed sales achieved more revenues, thereby covering the minimum royalty obligations and resulting in a lower percentage of cost of sales.

Selling, general and administrative ("SG&A") expenses were 44% and 31% of sales for the years ended December 31, 1998 and 1997, respectively. Actual SG&A expense increased in 1998 by $7.7 million to $21.6 million principally due to additional costs associated with Big Ball and Grand Illusion.

The Company's SG&A expenses in the fourth quarter of 1998 were $7.8 million compared to the SG&A expenses for the first nine months of 1998 of $13.8 million. The average SG&A expenses for the first nine months of 1998 were $4.6 million per quarter. Thus, the fourth quarter reflected approximately $3.2 million of SG&A expenses above the average level for the balance of the year. The material items which substantially contributed to this $5.4 million variance are as follows: (a) $0.5 million of bad debt expense , (b) $0.5 million of legal and professional fees due to potential liability related to the closure of the La Grange facility, (c) $0.4 million of start-up expenses for the new Umbro Division which commenced in October, 1998, (d) $0.1 million of additional insurance expenses related to a change in policies, (e) $0.3 million of excessive administrative expenses at the Grand Illusion division related to the extraordinary activity resulting from the shut down of the Chattanooga printing facility, (f) $0.1 million of excessive factor interest related to slow payments by customers, and (g) $0.1 million of temporary accounting labor and moving costs related to the consolidation of administrative functions in New Jersey.

The primary element making up the 1998 other income (expense) amount of $1.3 million is a gain on the disposal of certain fixed assets.

The Company recorded a restructuring charge of $2.8 million as a result of the Company reevaluating its business strategy during the latter portion of 1998. The reevaluation resulted in a shift from a capital intensive manufacturing company to a sales and marketing company with lower fixed costs. In connection with the reevaluation of the Company's business strategy, the Company analyzed the performance of its operations and divisions. This analysis indicated that significant strategic and operational changes would be necessary, including the closure of the Big Ball division and the Chattanooga and Tazewell locations, as well as the sale of the Heritage and Grand Illusion divisions.

This analysis led, among other things, to the sale of the Company's Heritage division, which was completed on January 20, 1999 (for additional details, see
Note 13 to the consolidated financial statements). Additionally, the Company reached a decision during the fourth quarter of 1998 to close the Big Ball division, as well as the Chattanooga and Tazewell facilities, by no later than the end of the second quarter of fiscal 1999 with an anticipated completion of this exit plan by the end of the third quarter. The Chattanooga and Tazewell locations ceased operations effective December 14, 1998 and March 9, 1999, respectively. As of December 1998, the Company was in negotiations regarding the sale of the Grand Illusion division and anticipated the completion of this sale by mid-1999.

In connection with the decisions discussed above, the Company recorded a $2. 8 million restructuring charge in the fourth quarter of 1998. The exit plan for Chattanooga and Tazewell estimates the termination of 375 employees (275 at
Chattanooga and 100 at Tazewell) representing substantially all of the management, office staff, plant supervisors, artists, and factory workers at each of these locations. As of December 31, 1998, approximately 200 employees consisting of management, supervisors, and plant workers of the Chattanooga Printwear location had been terminated but no termination benefits had been paid as of year end. Subsequent to the balance sheet date, all accrued benefits have been paid out. Other than the lease buyouts associated with the planned closure of Big Ball, no other exit costs for Big Ball or Grand Illusion were reasonably estimable by management as of the end of fiscal 1998. Accordingly, no other costs were accrued as of the end of fiscal 1998 with respect to the planned closure of the Big Ball division and sale of the Grand Illusion division. In addition to the restructuring charge, the Company recorded a $4.5 million charge to write-off the remaining goodwill resulting from the Big Ball and Grand Illusion acquisitions.

The restructuring charge is composed of the writedown of fixed assets of the aforementioned divisions and locations, employee termination benefits, and other exit costs such as lease buyouts, contract buyouts, legal and professional costs associated with plant closures, and cost of employees incurred after operations cease that are associated with the closing of the Chattanooga location, as summarized in the following table:

                                                                        Charge to
                                                             Initial     Related    Remaining
                                                              Charge      Assets     Balance
                                                             -------     -------    ---------

Writedown of property, plant, and equipment                   $1,352      $1,352      $    0
(Big Ball division, Chattanooga and Tazewell facilities)
Severance costs of terminated employees                          276           0         276
(Chattanooga and Tazewell facilities)
Lease buyouts                                                    401           0         401
(Big Ball division)
Employee payroll incurred after plant closure                    495           0         495
(Chattanooga facility)
Legal and professional costs associated with closure             167           0         167
(Chattanooga and Tazewell facilities)
Other, including travel                                           67           0          67
                                                              ------      ------      ------
                                                              $2,758      $1,352      $1,406
                                                              ======      ======      ======
Write off of goodwill (Big Ball and Grand Illusion)           $4,542      $4,542      $    0
                                                              ======      ======      ======

For additional information concerning the restructuring, see Note 9 to the accompanying consolidated financial statements.


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


Cash used in operations was $16.2 million in 1998, compared to $20.8 million used in operating activities in 1997. The net loss of $35.6 million and an increase in inventories ($2.3 million) were the primary uses of funds in 1998. These items were partially offset by depreciation and amortization ($3.9 million), write-downs and restructuring costs ($2.8 million), significantly lower receivable levels ($2.6 million), and an increase in accounts payable, accrued liabilities and accrued interest ($9.1 million).


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

/s/Arthur Andersen LLP
ARTHUR ANDERSEN LLP

Chattanooga, Tennessee
March 26, 1999
(Except for the matter
discussed in the last
paragraph of Note 11
as to which the date
is April 12, 1999)

                  Signal Apparel Company, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                           December 31, 1998 and 1997
                (in thousands of dollars, except per share data)

                                                              1998         1997
                                                              ----         ----
Assets:
  Current assets:
         Cash and cash equivalents                          $   403      $   384
         Receivables, less allowance for doubtful
         Accounts of $2,443 and $1,887, respectively          1,415        3,981
         Note receivable                                        283          500
         Inventories                                         12,641       10,390
         Prepaid expenses and other                             539          531
                                                            -------      -------

               Total current assets                          15,281       15,786
                                                            -------      -------

  Property, plant and equipment, at cost:
         Land                                                   390          433
         Buildings and improvements                           4,918        7,957
         Machinery and equipment                             20,023       21,020
                                                            -------      -------

               Total property, plant and equipment           25,331       29,410
         Less:  accumulated depreciation                     22,330       23,365
                                                            -------      -------

  Net, property, plant and equipment                          3,001        6,045
                                                            -------      -------

  Goodwill, less accumulated amortization
       of $56 in 1997                                             0        4,832
                                                            -------      -------
  Other assets                                                  182           59
                                                            -------      -------

               Total assets                                 $18,464      $26,722
                                                            -------      -------

Liabilities and Shareholders' Deficit:

  Current liabilities:
         Accounts payable                                   $ 8,133      $ 2,577
         Accrued liabilities                                  9,760        7,395
         Accrued interest                                     3,810        1,603
         Current portion of long-term debt                    6,435        7,110
         Revolving advance account, net of
         Unamortized                                                      40,035
                                                                         -------
         Discount of $0 and $422, respectively               44,049
                                                            -------

               Total current liabilities                     72,187       58,720
                                                            -------      -------

  Long-term debt, principally to related parties, less
        Current portion, net of unamortized discount
        Of $6,276 and $3,294, respectively                   13,968        9,286
                                                            -------      -------

  Commitments and contingencies (Notes 1, 5,
    6, 11 and 13)

Redeemable  Series D Preferred  Stock, $ 100,000
   Stated value per share,  100 shares authorized,
   None Outstanding in 1998 and 1997                             0            0

Shareholders' deficit:

Preferred Stock:

   Series F, $100,000 stated value per share, 1,000
      Shares authorized, none outstanding in 1998,
      443.16 shares issued and outstanding in 1997               0       44,316
   Series G1, $1,000 stated value per share 5,000
      shares authorized, issued and outstanding in
      1998, (cumulative unpaid dividends of $73 in 1998)     4,484            0
   Series H, $100,000 stated value per share,
      1,000 Shares  authorized 443.16 issued and
      outstanding in 1998, including cumulative
      unpaid dividends of $3,989                            48,305            0
Common stock, 80,000,000 shares authorized,
     $.01 Par value per share, 32,661,955 and
     32,536,460 Shares issued and outstanding
     in 1998 and 1997                                          326          325
Additional paid-in capital                                 165,242      160,399
Accumulated deficit                                       (284,931)    (245,207)
                                                          --------     --------
          Subtotal                                         (66,574)     (40,167)
Less: Cost of treasury shares (140,220 shares)              (1,117)      (1,117)
                                                          --------     --------
          Total shareholders' deficit                      (67,691)     (41,284)
                                                          --------     --------
               Total liabilities and shareholders'       $  18,464    $  26,722
                 deficit                                  --------     --------


    The accompanying notes to these consolidated financial statements are an integral part of these consolidated balance sheets.

                  Signal Apparel Company, Inc. and Subsidiaries

                      Consolidated Statements of Operations

              For the Years Ended December 31, 1998, 1997 and 1996
                (in thousands of dollars, except per share data)


                                             1998           1997        1996
                                             ----           ----        ----
                                        (As Restated,
                                        See Note 14)

Net sales                                 $ 48,876       $ 44,616     $ 58,808
Cost of sales                               43,999         39,287       54,974
                                          --------       --------     --------
Gross profit                                 4,877          5,329        3,834

Royalty expense                              4,211          5,467        4,822
Selling, general and administrative
expenses                                    21,643         13,916       17,742
Interest expense                             8,645         14,726       10,833
Other (income) expense, net                 (1,315)         1,565        4,133
Write-off of goodwill                        4,542              0            0
Restructuring charges                        2,758              0            0
                                          --------       --------     --------
Loss before income taxes                   (35,607)       (30,345)     (33,696)

Income taxes                                     0              0            0
                                          --------       --------     --------
Net loss                                  $(35,607)      $(30,345)    $(33,696)

Less: preferred stock dividends             (4,062)             0            0

Net loss applicable to common stock       $(39,669)      $(30,345)    $(33,696)
                                          ========       ========     ========
Weighted average shares outstanding,        32,644         12,693       11,566
     Basic and diluted                    ========       ========     ========


Basic/diluted net loss per share          $  (1.22)      $  (2.39)    $  (2.91)
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

                  Signal Apparel Company, Inc. and Subsidiaries

                Consolidated Statements of Shareholders' Deficit

              For the Years Ended December 31, 1998, 1997 and 1996

                  (in thousands of dollars except share data)


                                                      Preferred Stock Series
                                                                                                                 Additional
                                                                                                       Common      Paid-In-
                                            A            C           F            G1         H          Stock      Capital
Balance, December 31,
1995                                   $  39,584    $  36,618    $       0    $       0   $       0   $     115   $  73,012
                                       ---------    ---------    ---------    ---------   ---------   ---------   ---------
Net loss                                       0            0            0            0           0           0           0

Exercise of employee stock options             0            0            0            0           0           0         200

Compensation expense related to
stock options granted below
market value                                   0            0            0            0           0           0         295
                                       ---------    ---------    ---------    ---------   ---------   ---------   ---------

Balance, December 31, 1996             $  39,584    $  36,618    $       0    $       0   $       0   $     115   $  73,507
                                       ---------    ---------    ---------    ---------   ---------   ---------   ---------
Net loss                                       0            0            0            0           0           0           0

Exercise of warrants to
acquire 4,630,000
shares of Common
Stock  through
conversion of $10,582
in debt and Series C Preferred Stock           0       (3,375)           0            0           0          46      13,911

Conversion of $23,802 in debt and
Series C Preferred Stock into
Series F Preferred Stock                       0      (20,514)      44,316            0           0           0           0
Conversion of $15,833 in debt and
Series A and C Preferred Stock
into
15,473,220 shares of Common Stock        (39,584)     (12,729)           0            0           0         155      67,991
Issuance of 855,194
Shares of Common Stock for Big
Ball acquisition                               0            0            0            0           0           9       1,274
Issuance of 4,750,000
warrants in connection with
extension of debt                              0            0            0            0           0           0       3,716
                                       ---------    ---------    ---------    ---------   ---------   ---------   ---------


Balance, December 31, 1997
                                       $       0    $       0    $  44,316    $       0   $       0   $     325   $ 160,399
                                       ---------    ---------    ---------    ---------   ---------   ---------   ---------
Net loss                                       0            0            0            0           0           0           0
Issuance of 125,000 shares of
Common Stock
                                               0            0            0            0           0           1         180

Conversion of Series F Preferred
Stock into  Series H Preferred
Stock
                                               0            0      (44,316)           0      44,316           0           0

                                       Accumulated.   Treasury
                                         Deficit       Stock         Total
Balance, December 31,
1995                                    $(181,166)   $  (1,117)   $ (32,954)
                                        ---------    ---------    ---------
Net loss                                  (33,696)           0      (33,696)

Exercise of employee stock options              0            0          200

Compensation expense related to
stock options granted below
market value                                    0            0          295
                                        ---------    ---------    ---------

Balance, December 31, 1996              $(214,862)   $  (1,117)   $ (66,155)
                                        ---------    ---------    ---------
Net loss                                  (30,345)           0      (30,345)

Exercise of warrants to
acquire 4,630,000
shares of Common
Stock  through
conversion of $10,582
in debt and Series C Preferred Stock            0            0       10,582

Conversion of $23,802 in debt and
Series C Preferred Stock into
Series F Preferred Stock
                                                0            0       23,802
Conversion of $15,833 in debt and
Series A and C Preferred Stock
into
15,473,220 shares of Common Stock
                                                0            0       15,833
Issuance of 855,194
Shares of Common Stock for Big
Ball acquisition
                                                0            0        1,283
Issuance of 4,750,000
warrants in connection with
extension of debt                               0            0        3,716
                                        ---------    ---------    ---------
Balance, December 31, 1997              $(245,207)   $  (1,117)   $ (41,284)
                                        ---------    ---------    ---------
Net loss                                  (35,607)           0      (35,607)
Issuance of 125,000 shares of
Common Stock                                    0            0          181

Conversion of Series F Preferred
Stock into  Series H Preferred
Stock                                           0            0            0

                                                      Preferred Stock Series
                                                                                                                 Additional
                                                                                                       Common      Paid-In-
                                            A            C           F            G1         H          Stock      Capital
Issuance of 5,000 shares of
Series G1 Preferred Stock and                  0            0            0        4,429           0           0         196
162,500 warrants to purchase
common stock
Issuance of 3,997,000 warrants to
purchase common stock to a lender              0            0            0            0           0           0       4,467
Accretion of Series G1 Preferred
Stock                                          0            0            0           55           0           0           0
Cumulative accrued  dividends on
Series G1 Preferred Stock                      0            0            0            0           0           0           0
Cumulative accrued dividends on
Series H Preferred Stock                       0            0            0            0       3,989           0           0
                                       ---------    ---------    ---------    ---------   ---------   ---------   ---------

Balance, December 31, 1998             $       0    $       0    $       0    $   4,484   $  48,305   $     326   $ 165,242
                                       =========    =========    =========    =========   =========   =========   =========

                                       Accumulated.   Treasury
                                         Deficit       Stock         Total
Issuance of 5,000 shares of
Series G1 Preferred Stock and                   0            0        4,625
162,500 warrants to purchase
common stock
Issuance of 3,997,000 warrants to
purchase common stock to a lender               0            0        4,467
Accretion of Series G1 Preferred
Stock                                         (55)           0            0
Cumulative accrued  dividends on
Series G1 Preferred Stock                     (73)           0          (73)
Cumulative accrued dividends on
Series H Preferred Stock                   (3,989)           0            0
                                        ---------    ---------    ---------

Balance, December 31, 1998              $(284,931)   $  (1,117)   $ (67,691)
                                        =========    =========    =========



The accompanying notes to these consolidated financial statements are an integral part of these statements.

                  Signal Apparel Company, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                               For the Years Ended

                        December 31, 1998, 1997 and 1996
                (in thousands of dollars, except per share data)


                                                                          1998            1997          1996
                                                                          ----            ----          ----
                                                                      (As Restated,
                                                                      See Note 14)
Operating activities:
Net loss                                                                $(35,607)      $(30,345)      $(33,696)
Adjustments to reconcile net loss to net cash used in operating activities:

        Nonrecurring charges                                               3,758              0              0
        Depreciation and amortization                                      3,933          1,467          2,924
        (Gain) loss on disposal and write-down of property, plant
        and equipment                                                     (1,199)           977          2,340
        Write-off of goodwill                                              4,542           --             --
        Compensation expense related to stock options granted
        below market value                                                  --             --              295
        Changes in operating assets and liabilities,
        net of effects of businesses acquired:
                Receivables                                                2,566         (2,147)         3,603
                Inventories                                               (2,251)         5,146          7,435
                Prepaid expenses and other                                  (131)           349            775
                Accounts payable and accrued liabilities                   8,142          3,709          4,958
                                                                        --------       --------       --------
                Net cash used in operating activities                    (16,247)       (20,844)       (11,366)
                                                                        --------       --------       --------

Investing activities:
         Purchases of property, plant and equipment                         (215)          (233)          (285)
         Proceeds from the sale of property, plant and equipment           1,575          2,295            488
         Acquisitions of businesses, less cash acquired                     --             (200)          --
         Proceeds from note receivable                                       217           --             --
                                                                        --------       --------       --------
                 Net cash provided by investing activities                 1,577          1,862            203
                                                                        --------       --------       --------

Financing activities:
         Net increase (decrease) in revolving advance account              3,592            (26)           724
         Proceeds from borrowings                                          9,754         22,472         12,533
         Principal payments on borrowings                                 (2,970)        (3,998)        (1,830)
         Principal payments on multi-employer withdrawal liability          (312)          (795)          (246)
         Proceeds from issuance of Series G1 Preferred Stock               4,625           --             --
         Proceeds from exercise of stock options                            --             --              200

                Net cash provided by financing activities                 14,689         17,653         11,381
                                                                        --------       --------       --------

Net increase (decrease) in cash and cash equivalents                    $     19       $ (1,329)      $    218

Cash and cash equivalents, beginning of year                                 384          1,713          1,495
                                                                        --------       --------       --------
Cash and cash equivalents, end of year                                  $    403       $    384       $  1,713
                                                                        --------       --------       --------


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

4.   Inventories

Inventories consisted of the following at December 31:

                    (in thousands)              1998         1997
                                              -------      -------
              Raw materials                   $   788      $   731
              Work-in-process                   1,377        1,032
              Finished goods                   10,262        8,120
              Supplies                            214          507
                                              -------      -------
                       Total inventories      $12,641      $10,390
                                              =======      =======

5.   Debt

Debt consisted of the following at December 31:

                                                  1998              1997
                                                  ----              ----
                                          (thousands of dollars)

Senior Obligations:

Revolving advance account under senior
credit  facility  -  interest  payable
monthly at the alternate base rate (as
defined) plus 1.25%
(9% at December 31, 1998);  guaranteed
by principal  shareholder  (a)(b) (net
of unamortized debt discount of $0 and
$422, respectively)                              $44,049           $40,035

Senior term note - repaid in 1998                   --                 823

Senior secured subordinated promissory
note to related party  interest at 25%
through August 22, 1997; thereafter at
10% (payable quarterly);  secured by a
second  lien on  accounts  receivable,
inventory,  machinery  and  equipment,
and   certain   real  estate  (net  of
unamortized  debt  discount  of $6,276
and $3,294, respectively)                         13,184             7,916

Notes   payable  to  related   parties
interest  accrued  monthly at 5.5% per
annum based on the average outstanding
debt                                               1,981             1,981

                                                  1998               1997
                                                  ----               ----
                                          (thousands of dollars)

Subordinated debt to related party                 3,000             3,000

Obligations under capital leases (a)               1,029             1,205

Other                                              1,209             1,471
                                                   -----             -----

Total                                             64,452            56,431

Less:   Current portion of long-term               6,435             7,110
                  Debt

        Revolving advance account                 44,049            40,035
                                                  ------            ------

Long-term debt excluding current
     portion and                                 $13,968            $9,286
                                                  ------            ------
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

A summary of the Company's stock option activity for 1998, 1997 and 1996 is as follows:

                                             1998                          1997                       1996
                                   ----------------------------  --------------------------   -------------------------
                                               Weighted Average            Weighted Average            Weighted Average
                                      Shares    Exercise Price      Shares  Exercise Price    Shares    Exercise Price
Outstanding, beginning of year      2,648,350       $2.69          493,600       $5.29        760,236       $5.47
Granted, at market price              430,000       $1.76        1,700,000       $2.12         18,000       $6.19
Granted, at below market price              0       $0.00           65,000       $2.38         52,500       $4.48
Granted, at above market price        350,000       $1.75          682,000       $2.38              0       $0.00
Exercised                                   0       $0.00                0       $0.00        (50,000)      $4.00
Canceled or expired                (1,023,500)      $2.82         (292,250)      $3.38       (287,136)      $5.90
Outstanding, end of year            2,404,850       $2.33        2,648,350       $2.69        493,600       $5.29
Exercisable, at end of year           623,684       $3.17          380,600       $5.38        433,825       $5.31
Weighted  average fair value of
options granted:
     At market price                                $0.96                        $1.31                      $3.27
     At below market price                           N/A                         $1.26                      $3.30
     At above market price                          $1.05                        $ .46                       N/A

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

A summary of the Company's warrant activity for 1998, 1997 and 1996 is as follows:

                                             1998                          1997                       1996
                                   ----------------------------  --------------------------   -------------------------
                                               Weighted Average            Weighted Average            Weighted Average
                                      Shares    Exercise Price      Shares  Exercise Price    Shares    Exercise Price
Outstanding, at
   beginning of year                 10,889,560     $4.21           9,754,560    $5.22        9,754,560     $5.22
Issued, at market price               8,816,546     $1.75             250,000    $2.38                0     $0.00
Issued, at  above market price          162,500     $3.05           5,710,000    $1.86                0     $0.00
Issued, at  below market price                0     $0.00             250,000    $2.50                0     $0.00
Exercised                                     0     $0.00          (4,630,000)   $3.01                0     $0.00
Canceled or expired                  (5,297,500)    $6.02            (445,000)   $7.06                0     $0.00
Outstanding, at end of year          14,571,106     $2.05          10,889,560    $4.21        9,754,560     $5.22
Exercisable, at end of year          11,138,075     $2.13           9,824,560    $4.40        9,254,560     $5.12
Weighted  average  fair  value
of options granted:
     At market price                                $1.27                        $1.22                        N/A

     At below market price                            N/A                        $1.69                        N/A

     At above market price                          $1.21                        $0.46                        N/A

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


9.   Restructuring Charges

In the fourth quarter of 1998, the Company reevaluated its business strategy. The reevaluation resulted in a shift from a capital intensive manufacturing company to a sales and marketing company with lower fixed costs. In connection with the reevaluation of the Company's business strategy, the Company analyzed the performance of its operations and divisions. This analysis indicated that significant strategic and operational changes would be necessary, including the closure of the Big Ball division and the Chattanooga and Tazewell locations, as well as the sale of the Heritage and Grand Illusion divisions.

This analysis led, among other things, to the sale of the Company's Heritage division, which was completed on January 20, 1999 (see Note 13). Additionally, the Company reached a decision during the fourth quarter of 1998 to close the Big Ball division, as well as the Chattanooga and Tazewell facilities, by no later than the end of the second quarter of fiscal 1999 with an anticipated completion of this exit plan by the end of the third quarter. The Chattanooga and Tazewell locations ceased operations effective December 14, 1998 and March

9, 1999, respectively. Finally, the Company was in negotiations regarding the sale of the Grand Illusion division as of December 1998 and anticipated the completion of this sale by mid-1999. In connection with these decisions, management also assessed (1) the realizability of the goodwill recorded for the Big Ball and Grand Illusion divisions when they were acquired in late 1997 and
(2) the fair value of the assets associated with these divisions and those associated with the Chattanooga and Tazewell plant locations. The determination of goodwill impairment for Big Ball and Grand Illusion was based on the Company's plans to close down the Big Ball division and the expected loss resulting from the sale of the Grand Illusion division. Neither of these divisions is expected to provide further cash flows sufficient to recover any of the remaining goodwill, and the goodwill was deemed fully impaired. Accordingly, the Company recorded a $4,542,000 charge to write-off the remaining goodwill resulting from the Big Ball and Grand Illusion acquisitions.

Both of these actions are due to continuing operating losses and the uncertainty about the Company's ability to return the divisions to profitability. Net sales and net operating losses for Big Ball and Grand Illusion (both acquired in the fourth quarter of 1997) for 1997 and 1998 were as follows (in thousands):

                                          Big Ball     Grand Illusion
                                          --------     --------------

            1998
               Net Sales                   $7,638          $3,091
               Net Operating Loss          $6,885          $1,153

            1997
               Net Sales                   $1,362          $  347
               Net Operating Loss          $  445          $  167

The net book value of the property, plant and equipment of the aforementioned divisions and locations prior to being written down to net realizable value was approximately $1.3 million for Big Ball, $1.6 million for the Chattanooga location, $0.2 million for Tazewell, and $0.4 million for Grand Illusion. The net book value of all the assets of the Heritage division was approximately $1.9 million. The net carrying value of all the assets for these divisions and locations that will be disposed of after management has written them down to net realizability is approximately $4.0 million.

In connection with the decisions discussed above, the Company recorded a $2,758,000 restructuring charge in the fourth quarter of 1998. The exit plan for Chattanooga and Tazewell estimates the termination of 375 employees (275 at Chattanooga and 100 at Tazewell) representing substantially all of the management, office staff, plant supervisors, artists, and factory workers at each of these locations. As of December 31, 1998, approximately 200 employees consisting of management, supervisors, and plant workers of the Chattanooga Printwear location had been terminated but no termination benefits had been paid as of year end. Subsequent to the balance sheet date, all accrued benefits have been paid out. Other than the lease buyouts associated with the planned closure of Big Ball, no other exit costs for Big Ball or Grand Illusion were reasonably estimable by management as of the end of fiscal 1998. Accordingly, no other costs were accrued as of the end of fiscal 1998 with respect to the planned closure of the Big Ball division and sale of the Grand Illusion division.

The restructuring charge is composed of the writedown of fixed assets of the aforementioned divisions and locations, employee termination benefits, and other exit costs such as lease buyouts, contract buyouts, legal and professional costs associated with plant closures, and cost of employees incurred after operations cease that are associated with the closing of the Chattanooga location, as summarized in the following table:


                                                                         Charge to
                                                             Initial      Related    Remaining
                                                              Charge      Assets       Balance
                                                              ------      ------       -------
Writedown of property, plant, and equipment                   $1,352      $1,352      $    0
(Big Ball division, Chattanooga and Tazewell facilities)
Severance costs of terminated employees                          276           0         276
(Chattanooga and Tazewell facilities)
Lease buyouts                                                    401           0         401
(Big Ball division)
Employee payroll incurred after plant closure                    495           0         495
(Chattanooga facility)
Legal and professional costs associated with closure             167           0         167
(Chattanooga and Tazewell facilities)
Other, including travel                                           67           0          67
                                                              ------      ------      ------
                                                              $2,758      $1,352      $1,406
                                                              ======      ======      ======
Write off of goodwill (Big Ball and Grand Illusion)           $4,542      $4,542      $    0
                                                              ======      ======      ======


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


The Company is also in a dispute regarding certain finished garment purchases from a third party vendor. The vendor had delivered a portion of the garments pursuant to the Company's purchase agreement when a dispute arose between the Company and the vendor concerning quality problems and failure of the goods to meet the Company's specifications. At that time, the Company was obligated under the agreement for the purchase of additional goods for which the Company did not take delivery. The Company is asserting breach of contract against the vendor for both failure of quality and untimely delivery. The vendor is asserting breach of contract against the Company. No lawsuit has been filed and settlement discussions are ongoing. The Company has reserved $1,000,000 to cover anticipated costs relating to the resolution of its dispute with this third party vendor, including legal fees. This $1,000,000 charge is reflected in Selling, general and administrative expenses for 1998 in the accompanying consolidated statements of operations.


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

The Acquisition Agreement gives Tahiti's former majority stockholders the right (jointly) to repurchase Tahiti's assets from the Company, if at any time prior to the fifth anniversary of the Closing, the Company is unable to provide sufficient financing to its subsidiary or division operating the business purchased from Tahiti to support a level of sales at least equal to the sales of such business for the preceding season plus a reasonable rate of growth (a "Financing Default"). If the rights were exercised, the repurchase price would consist of repayment to the Company of the original $15,872,500 purchase price (payable in shares of Common Stock which would be valued at $1.1875 per share), plus the assumption of liabilities incurred in the ordinary course of business.

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


14.  Restatement

Subsequent to the audit of the financial statements, the Company recorded certain reclassifications to its previously reported December 31, 1998 financial statements. The most significant of these were the reclassification of a $1.0 million charge related to a pending legal dispute from Restructuring charges to Cost of Sales and the reclassification of a $1.2 million charge related to a customer chargeback from Selling, general and administrative expenses to sales returns and allowances. In addition, certain items previously labeled as Nonrecurring charges have subsequently been identified as Restructuring charges. These changes did not affect the Company's reported net loss or net loss per share for the year ended December 31, 1998.

As a result of these Reclassifications recorded by the Company, the Company has revised its reported results of operations and statement of cash flows for the year ended December 31, 1998. This Amendment No. 2 on Form 10-K/A to the Company's Annual Report on Form 10-K reflects the effects of these reclassifications.


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

     (a)3. Exhibits

Exhibit                                       Incorporation by Reference (to SEC
Number  Description of Exhibit                File No. 1-2782) or Filed Herewith
------  ----------------------                ----------------------------------

2.1     Asset Purchase Agreement dated as of    Exhibit 10.1 to current report
        December 17, 1998, by and among the     on Form 8-K dated March 22,
        Company, Tahiti Apparel, Inc. and the   1999.
        stockholders of Tahiti Apparel, Inc.

2.2     Amendment, dated March 16, 1999, to     Exhibit 10.2 to current report
        Asset Purchase Agreement dated as of    on Form 8-K dated March 22,
        December 17, 1998, by and among the     1999.
        Company, Tahiti Apparel, Inc. and the
        stockholders of Tahiti Apparel, Inc.

3.1     Restated Articles of Incorporation of   Exhibit 3.1 to current report
        Signal Apparel Company, Inc., as        on Form 8-K dated September
        amended through September 17, 1998.     17, 1998.

3.2     Copy of Bylaws as amended March 23,     Exhibit 3-2 to Form 10-K for
        1992.                                   the year ended December 31,
                                                1991.


4.1     Form of 5% Convertible Debentures,      Exhibit 4.1 to Current Report
        due March 3, 2003, of Signal Apparel    on Form 8-K dated March 3,
        Company, Inc.                           1999.

10.1    Warrant Purchase Agreement, dated as    Exhibit 10.25 to Form 10-K for
        of March 1, 1991, between the           the year ended December 31,
        Company, The Shirt Shed, Inc. and       1991.
        Licensing Corporation of America.

10.2    Warrant No. 002 issued to Licensing     Exhibit 10.1 to the Form 10-Q
        Corporation of America, covering        for the quarter ended
        193,386 shares of the Company's         September 30, 1994.
        Common Stock, dated as of July 27,
        1991 and expiring July 22, 2001.

10.3    Warrant No. 003 issued to Licensing     Exhibit 10.2 to the Form 10-Q
        Corporation of America, covering        for the quarter ended
        38,674 shares of the Company's Common   September 30, 1994.
        Stock, dated as of April 30, 1993 and
        expiring April 30, 2003.

Exhibit                                       Incorporation by Reference (to SEC
Number  Description of Exhibit                File No. 1-2782) or Filed Herewith
------  ----------------------                ----------------------------------

10.4    Promissory Note dated March 31, 1994    Exhibit 10.2 to Form 10-Q for
        between the Company and FS Signal       the quarter ended March 31,
        Associates I.                           1994.

10.5    Subordination Agreement, dated March    Exhibit 10.47 to Form 10-K for
        30, 1994, between the Company, FS       the year ended December 31,
        Signal Associates and BNY Financial     1993.
        Corporation.

10.6    Warrant Certificate dated April 1,      Exhibit 10.4 to Form 10-Q for
        1994 to purchase 300,000 shares of      the quarter ended March 31,
        Common Stock of the Company, issued     1994.
        to FS Signal Associates I in
        connection with the promissory note
        dated March 31, 1994.

10.7    Agreement dated May 10, 1995 by and     Exhibit 10.4 to Form 10-Q for
        between the Company and Sherri          the quarter ended March 31,
        Winkler and MW Holdings, Inc.           1995.

10.8    Real Estate Mortgage, Security          Exhibit 10.4 to current report
        Agreement, Assignment of Lease and      on Form 8-K filed on May 10,
        Rents and Fixture filing dated March    1995.
        31, 1995 between The Shirt Shed and
        Walsh Greenwood.

10.9    First Amendment dated August 10,        Exhibit 10.102 to Form 10-K
        1995, to Real Estate Mortgage,          for the year ended December
        Security Agreement, Assignment of       31, 1995.
        Lease and Rents and Fixture Filing
        dated March 31, 1995, between The
        Shirt Shed and Walsh Greenwood.

10.10   Reimbursement Agreement and related     Exhibit 10.108 to Form 10-K
        Promissory Note dated January 30,       for the year ended December
        1997, among the Company, FS Signal      31, 1996.
        Associates Limited Partnership and FS
        Signal Associates II Limited
        Partnership, concerning renewal and
        guaranty arrangements with respect to
        certain letters of credit.

10.11   Stock Purchase Agreement, dated         Exhibit 2-1 to Current Report
        October 31, 1997, by and among the      on Form 8-K dated November 5,
        Company, Lee Ellis and Jimmy Metyko.    1997.

10.12   Stock Purchase Agreement, dated         Exhibit 2-2 to Current Report
        October 31, 1997, by and among the      on Form 8-K dated November 5,
        Company and Elizabeth Miller.           1997.

10.13   Convertible Preferred Stock Purchase    Exhibit 10.1 to Current Report
        Agreement dated September 17, 1998,     on Form 8-K dated September
        among the Company and four              17, 1998.
        institutional purchasers of the
        Company's 5% Convertible Preferred
        Stock, Series G1.

10.14   Registration Rights Agreement dated     Exhibit 10.2 to Current Report
        September 17, 1998, among the Company   on Form 8-K dated September
        and four institutional purchasers of    17, 1998.
        the Company's 5% Convertible
        Preferred Stock, Series G1.

10.15   Warrants to purchase Common Stock,      Exhibit 10.3 to Current Report
        issued to purchasers of Series G1       on Form 8-K dated September
        Preferred Stock, dated September 17,    17, 1998.
        1998.

Exhibit                                       Incorporation by Reference (to SEC
Number  Description of Exhibit                File No. 1-2782) or Filed Herewith
------  ----------------------                ----------------------------------

10.16   Warrants to purchase Common Stock,      Exhibit 10.4 to Current Report
        issued to placement agent for Series    on Form 8-K dated September
        G1 Preferred Stock, dated September     17, 1998.
        17, 1998.

10.17   Securities Purchase Agreement dated     Exhibit 10.1 to Current Report
        March 3, 1999, among the Company and    on Form 8-K dated March 3,
        two institutional purchasers of the     1999.
        Company's 5% Convertible Debentures
        due March 3, 2003.

10.18   Registration Rights Agreement dated     Exhibit 10.2 to Current Report
        March 3, 1999, among the Company and    on Form 8-K dated March 3,
        two institutional purchasers of the     1999.
        Company's 5% Convertible Debentures
        due March 3, 2003.

10.19   Form of Warrants to purchase Common     Exhibit 10.3 to Current Report
        Stock issued to purchasers of 5%        on Form 8-K dated March 3,
        Convertible Debentures, dated March     1999.
        3, 1999.

10.20   Escrow Agreement, dated March 16,       Exhibit 10.3 to Current Report
        1999, by and among the Company,         on Form 8-K dated March 22,
        Tahiti Apparel, Inc. and Wachtel &      1999.
        Masyr, LLP.

10.21   Agreement, dated March 16, 1999,        Exhibit 10.4 to Current Report
        between Tahiti Apparel, Inc. and Ming   on Form 8-K dated March 22,
        Yiu Chan, together with related Form    1999.
        of Promissory Note (assumed by the
        Company at closing).

10.22   Stock Resale Agreement, dated March     Exhibit 10.5 to Current Report
        16, 1999, between the Company, Tahiti   on Form 8-K dated March 22,
        Apparel, Inc., Zvi Ben-Haim, Michael    1999.
        Harary and Ming Yiu Chan.

10.23   Registration Rights Agreement, dated    Exhibit 10.6 to Current Report
        March 16, 1999, between the Company,    on Form 8-K dated March 22,
        Tahiti Apparel, Inc., Zvi Ben-Haim,     1999.
        Michael Harary and Ming Yiu Chan.

10.24   Securities Transfer Agreement, dated    Exhibit 10.9 to Current Report
        March 16, 1999, between the Company     on Form 8-K dated March 22,
        and Zvi Ben-Haim.                       1999.

10.25   Securities Transfer Agreement, dated    Exhibit 10.10 to Current
        March 16, 1999, between the Company     Report on Form 8-K dated March
        and Michael Harary.                     22, 1999.

10.26   Form of Warrants to be issued to each   Exhibit 10.11 to Current
        of Zvi Ben-Haim and Michael Harary      Report on Form 8-K dated March
        under Securities Transfer Agreements    22, 1999.
        dated March 16, 1999.

10.27   Revolving Credit, Term Loan and         Exhibit 10.12 to Current
        Security Agreement, dated March 12,     Report on Form 8-K dated March
        1999, between the Company and BNY       22, 1999.
        Financial Corporation (individually
        and as Agent).

10.28   Second Amended and Restated Factoring   Exhibit 10.13 to Current
        Agreement, dated March 12, 1999,        Report on Form 8-K dated March
        between the Company and BNY Financial   22, 1999.
        Corporation.

Exhibit                                       Incorporation by Reference (to SEC
Number  Description of Exhibit                File No. 1-2782) or Filed Herewith
------  ----------------------                ----------------------------------

10.29   Subscription and Stock Purchase         Exhibit 10.14 to Current
        Agreement, dated March 12, 1999,        Report on Form 8-K dated March
        between the Company and BNY Financial   22, 1999.
        Corporation.

10.30   Form of Warrants to purchase the        Exhibit 10.15 to Current
        Company's Common Stock issued to BNY    Report on Form 8-K dated March
        Financial Corporation, dated March      22, 1999.
        12, 1999.

10.31   Employment Agreement with Leon          Exhibit 10.5 to Form 10-Q for
        Ruchlamer dated as of March 27, 1995.   the quarter ended March 31,
                                                1995.

10.32   Severance Agreement dated November 5,   Exhibit 10.93 to Form 10-K for
        1995 with Marvin Winkler.               the year ended December 31,
                                                1995.

10.33   Employment Agreement with Barton        Exhibit 10.109 to Form 10-K
        Bresky, dated January 7, 1997.          for the year ended December
                                                31, 1996.

10.34   Employment Agreement with David E.      Employment Agreement with
        Houseman, dated October 1, 1997.        David E. Houseman, dated

10.35   Separation Agreement with David E.      Filed Herewith.
        Houseman, dated as of October 1,
        1998.

10.36   Employment with John Prutch, dated      Exhibit 10.93 to Form 10-K for
        October 2, 1997.                        the year ended December 31,

10.37   Employment Agreement, dated March 16,   Exhibit 10.7 to Current Report
        1999, between the Company and Zvi       on Form 8-K dated March 22,
        Ben-Haim.                               1999.

10.38   Employment Agreement, dated March 16,   Exhibit 10.8 to Current Report
        1999, between the Company and Michael   on Form 8-K dated March 22,
        Harary.                                 1999.

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

/s/Arthur Andersen LLP
ARTHUR ANDERSEN LLP

Chattanooga, Tennessee
March 26, 1999

                          SIGNAL APPAREL COMPANY, INC.
                                AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in Thousands)

                                                 Additions
                                                 ---------
                                    Balance at   Charged to                               Balance
                                    Beginning    Costs and                                at End
                                    of Period    Expense     Other       Deductions       of Period
                                    ---------    -------     -----       ----------       ---------
Year ended December 31, 1998

Deducted from asset accounts:
Allowance to reduce inventories
to net realizable value              $4,561      $1,194      $    0         $2,732         $3,023
Allowance for doubtful accounts       1,887         601           0             45(1)      $2,443
                                     ------      ------      ------         ------         ------
                                     $6,448      $1,795      $    0         $2,777         $5,466

Year ended December 31, 1997
Deducted from asset accounts:
Allowance to reduce inventories
to net realizable value              $3,544      $4,202      $    0         $3,185         $4,561
Allowance for doubtful accounts       1,573         107         391(2)         184(1)       1,887
                                     ------      ------      ------         ------         ------
                                     $5,117      $4,309      $  391         $3,369         $6,448
Year ended December 31, 1996
Deducted from asset accounts:
Allowance to reduce inventories
to net realizable value              $3,179      $2,355      $    0         $1,990         $3,544
Allowance for doubtful accounts       1,703          55           0            185(1)       1,573
                                     ------      ------      ------         ------         ------
                                     $4,882      $2,410      $    0         $2,175         $5,117
                                     ------      ------      ------         ------         ------

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

                                           SIGNAL APPAREL COMPANY, INC.
                                           (Registrant)

Date: November 30, 1999                    /s/ Robert J. Powell
                                           -----------------------
                                           Robert J. Powell
                                           Vice President and Secretary