Form 10-Q/A
period 1999-07-03
SIGNAL APPAREL COMPANY INC
filed 1999-12-02
CIK 105107

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q/A

                          AMENDMENT NO. 2 TO FORM 10-Q

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

                                 Yes [X] No [_]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                    Outstanding at November 30, 1999
              -----                    --------------------------------

           Common Stock                     44,952,783   shares

This amendment amends Part I of the Quarterly Report on Form 10-Q as follows: the Consolidated Statements of Operations and Consolidated Statements of Cash Flows have been amended (a) by reclassifying $0.8 million of Start-up expenses for the Umbro and PAG divisions as Selling, general and administrative expense,
(b) by reclassifying both a $1.9 million loss on closeout goods and $0.5 million in customer chargebacks related to the Big Ball shutdown as Cost of sales, thus eliminating the restructuring charge from the second quarter financial statements, and (c) by reclassifying a $2.1 million expense related to a license transfer fee from Selling, general and administrative expense to Goodwill related to the Tahiti acquisition. In addition to the changes on the face of the financial statements, Footnote 12 to the financial statements, as well as Management's Discussion and Analysis, also have been amended to reflect these adjustments.

PART I  -  FINANCIAL INFORMATION
Item 1. Financial Statements

                          SIGNAL APPAREL COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                                                           July 3,               Dec. 31,
                                                                           1999                     1998
                                                                           ----                     ----
              Assets
Current Assets:
Cash & cash equivalents                                                 $     301              $     403
Receivables, less allowance for doubtful
accounts of $4,000 in 1999 and $2,443 in 1998, respectively                   632                  1,415
Note receivable                                                               646                    283
Inventories                                                                 6,495                 12,641
Prepaid expenses and other                                                    219                    539
                                                                        ---------              ---------
           Total current assets:                                            8,292                 15,281

Property, plant and equipment, net                                          3,460                  3,001
Goodwill                                                                   27,187                      0
Other assets                                                                  824                    182
                                                                        ---------              ---------
            Total assets                                                $  39,763              $  18,464
                                                                        =========              =========

                    Liabilities and Shareholders' Deficit
Current Liabilities:
Accounts payable                                                            9,158                  8,133
Accrued liabilities                                                        10,958                  9,760
Accrued interest                                                            4,768                  3,810
Current portion of long-term debt and capital leases                        1,638                  6,435
Revolving advance account                                                  15,340                 44,049
Term Loan                                                                  47,732                      0
                                                                        ---------              ---------
            Total Current Liabilities:                                     89,595                 72,187

Long-term Liabilities:
Convertible Debentures                                                      2,998                      0
Notes Payable Principally to Related Parties                               23,437                 13,968
                                                                        ---------              ---------
            Total Long-term Liabilities:                                   26,435                 13,968

Shareholders' Deficit:
Preferred Stock                                                            49,754                 52,789
Common Stock                                                                  491                    326
Additional paid-in capital                                                185,520                165,242
Accumulated deficit                                                      (310,915)              (284,931)
                                                                        ---------              ---------

Subtotal                                                                  (75,150)               (66,574)
Less: Cost of Treasury shares (140,220 shares)                             (1,117)                (1,117)
                                                                        ---------              ---------

Total Shareholders' Deficit                                               (76,267)               (67,691)
            Total Liabilities and                                            --                     --
                Shareholders' Deficit                                   $  39,763              $  18,464
                                                                        =========              =========

See accompanying notes to financial statements.

                          SIGNAL APPAREL COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands Except Per Share Data)
                                   (Unaudited)


                                                         Three Months Ended               Six Months Ended
                                                       July 3,        July 4,          July 3,          July 4,
                                                        1999           1998             1999             1998
                                                     --------         --------         --------         --------
                                                   (As Restated,                     (As Restated,
                                                   See Note 14)                      See Note 14)

Net Sales                                            $ 35,203         $ 12,483         $ 68,621         $ 24,044
Cost of Sales                                          38,709            9,472           63,474           17,979
                                                     --------         --------         --------         --------
     Gross Profit                                      (3,506)           3,011            5,147            6,065

Royalty Expense                                         1,408            1,059            3,393            1,856
Selling, General &
     Administrative                                    12,293            4,494           19,302            9,502

Interest Expense                                        3,690            1,669            6,988            3,218
Other (Income) net                                        (31)             (90)           - 0 -             (536)
                                                     --------         --------         --------         --------
Loss Before Income Taxes                              (20,865)          (4,121)         (24,535)          (7,975)

Income Taxes                                            - 0 -            - 0 -            - 0 -            - 0 -
                                                     --------         --------         --------         --------
Net Loss                                              (20,865)        $ (4,121)        $(24,535)        $ (7,975)
                                                     --------         --------         --------         --------
Less Preferred Stock Dividends                          1,449            - 0 -            1,449            - 0 -
Net Loss Applicable to Common                        $(22,314)        $ (4,121)        $(25,985)        $ (7,975)
Basic Diluted Net Loss Per Share                     $  (0.50)        $  (0.13)        $  (0.64)        $  (0.24)
                                                     ========         ========         ========         ========
Weighted average shares outstanding                    44,498           32,662           40,544           32,641


See accompanying notes to financial statements

                          SIGNAL APPAREL COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                            Six Months Ended
                                                                     July 3,                  July 4,
                                                                      1999                     1998
                                                                     --------                --------
                                                                   (As Restated,
                                                                   See Note 14)
Operating Activities:
         Net loss                                                    $(25,985)               $ (7,975)
Adjustments to reconcile net loss to net cash
          used in operating activities,  net of the
          effect of acquisitions and sales:
            Depreciation and amortization                               2,295                   1,397
             Non-cash interest charges                                  1,179                       0
             (Gain) on disposal of equipment                              (52)                   (609)
Changes in operating assets and liabilities:
            Receivables                                                   965                  (1,851)
            Inventories                                                14,615                  (2,167)
            Prepaid expenses and other assets                             243                     (65)
            Accounts payable and accrued
              liabilities                                              (2,787)                  1,879
                                                                     --------                --------

                  Net cash used in operating
                    activities                                         (9,526)                 (9,391)
                                                                     --------                --------

Investing Activities:
Purchases of property, plant and
          equipment                                                       153                    (158)
Proceeds from notes receivable                                              0                     116
Restricted Cash                                                           476                       0
Proceeds from the sale of Heritage Division                             2,000                       0
Proceeds from the sale of property,
          plant and equipment                                               0                     875
                                                                     --------                --------

                  Net cash provided by
                    investing activities                                2,629                     833
                                                                     --------                --------

Financing Activities:
Decrease in Cash in Bank                                                    0                       0
Net increase (decrease) in revolving
          advance account                                             (42,541)                  2,007
Net increase in term loan borrowings                                   50,000                       0
Net increase in borrowings from
          related party                                                     0                   7,350
Principal payments on borrowings                                         (635)                 (1,163)
Repurchase of preferred stock                                          (2,398)                      0
Proceeds from sale of convertible debt                                  2,350                       0
New common stock issued                                                    18                       0
                  Net cash provided by
                    financing activities                                6,794                   8,194
                                                                     --------                --------

(Decrease) in cash                                                       (102)                   (364)
Cash and Cash equivalents at beginning of period                          403                     384
                                                                          ---                     ---

Cash and Cash equivalents at end of period                               $301                     $20
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

2. The results of operations for the three months ended July 3, 1999 are not necessarily indicative of the results to be expected for the full year.

3.   Inventories consisted of the following:

                                                July 3 ,            December 31,
                                                    1999               1998

                                                         (In thousands)

              Raw materials and supplies               $0                 $788
              Work in process                       - 0 -                1,377
              Finished goods                        6,445               10,262
              Supplies                                 50                  214
                                                  -------              -------


                                                  $ 6,495              $12,641
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


7. On March 22, 1999, the Company completed the acquisition of substantially all of the assets of Tahiti Apparel, Inc. ("Tahiti"), a New Jersey corporation engaged in the design and marketing of swimwear, body wear and active wear for ladies and girls. The financial statements reflect the ownership of Tahiti as of January 1, 1999. The Company exercised dominion and control over the operations of Tahiti commencing January 1, 1999. Pursuant to the terms of an Asset Purchase Agreement dated December 18, 1998 between the Company, Tahiti and the majority stockholders of Tahiti, as amended by agreement dated March 16, 1999 and as further amended post-closing by agreement dated April 15, 1999 (as amended, the "Acquisition Agreement"), the purchase price for the assets and business of Tahiti is $15,872,500, payable in shares of the Company's Common Stock having an agreed value (for purposes of such payment only) of $1.18750 per share. Additionally, the Company assumed, generally, the liabilities of the business set forth on Tahiti's audited balance sheet as of June 30, 1998 and all liabilities incurred in the ordinary course of business during the period commencing July 1, 1998 and ending on the Closing Date (including Tahiti's liabilities under a separate agreement (as described below) between Tahiti and Ming-Yiu Chan, Tahiti's minority shareholder). This acquisition gave rise to goodwill of $28.1 million which is being amortized over a period of 15 years.


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



                                              3 Months Ended  6 Months Ended
                                               July 4, 1998    July 4, 1998
                                                (Un-audited    (Un-audited
                                               In Thousands)   In Thousands)
                                               -------------   -------------

          Operating Revenue                      $ 28,078        $ 71,970
          Loss from Operations                   $ (4,049)       $ (3,366)
          Net Loss                               $ (6,402)       $ (7,972)
          Basic/diluted net loss per share       $  (0.14)       $  (0.17)
          Weighted average shares outstanding      46,028          46,007


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

14. Subsequent to the filing of the financial statements, the Company recorded certain reclassifications to its previously reported July 3, 1999 financial statements. These reclassifications involved eliminating the restructuring charge from the second quarter financial statements by (a) reclassifying $0.8 million of Start-up expenses for the Umbro and PAG divisions as Selling, general and administrative expense and (b) reclassifying both a $1.9 million loss on closeout goods and $0.5 million in customer chargebacks related to the Big Ball shutdown as Cost of sales. In addition, the Company reclassified a $2.1 million expense related to a license transfer fee from Selling, general and administrative expense to Goodwill related to the Tahiti acquisition. As a result of these reclassifications recorded by the Company, the Company has revised its reported results of operations and statement of cash flows for the period ended July 3, 1999. This Amendment No. 2 on Form 10-Q/A to the Company's Quarterly Report on Form 10-Q reflects the effects of these reclassifications, which were to reduce the Company's net loss from $22.9 million ($0.55 per share) to $20.9 million ($0.50 per share) for the three months ended July 3, 1999 and to reduce the net loss for the six months ended July 3, 1999 from $26.6 million ($0.69 per share) to $24.5 million ($0.64 per share).

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Three Months Ended July 3, 1999


Net sales of $35.2 million for the quarter ended July 3, 1999 represents an increase of $22.7 million (or 182%) from $12.5 million in net sales for the corresponding period of 1998. This increase is mainly attributed to $26.9 in combined new sales from the newly acquired Tahiti division and the Umbro division. Conversely, the second quarter 1999 sales do not reflect any sales from the Heritage division (sold at 1/1/99) which had provided $2.7 million in sales in the quarter ended July 4, 1998.

Total Gross Margin before royalties decreased $6.5 million in the second quarter of 1999 compared to the corresponding period in 1998. Gross Margin percentage was negative (10.0%) for the second quarter of 1999 compared to 24% for the quarter ended July 4, 1998. The $6.5 million decrease in total gross margin is attributable primarily to (a) a $1.9 million net loss on closeout goods and $0.5 million in customer chargebacks related to the Big Ball shutdown and (b) over $2.4 million in excessive costs to import goods by air freight and then transport those same goods by overnight courier direct to customer retail locations, all as a result of late manufacture of such goods. The late manufacture of goods resulted from delays in opening letters of credit to foreign manufacturers as a result of limited bank loan availability during the negotiation of the acquisition of the assets of Tahiti Apparel, Inc. by the Company. In addition, the gross margin for the second quarter of 1999 was negatively affected by recognition of $1.1 million in loss on the mark down at the end of the swim season of obsolete and slow moving inventory. The $1.9 million net loss on closeout goods related to the Big Ball shutdown represents a 70% markdown from the total cost basis of $2.7 million for such inventory. From December 31, 1998 through the month of May 1999, the Company pursued a vigorous effort to sell this Big Ball related inventory through normal distribution channels. From January 1999 through April 1999, the Company sold a meaningful portion of the inventory at prices above cost, giving management confidence that the remaining units could be sold within a reasonable period of time, at prices that at least would allow the Company to recover its cost plus direct costs of disposition. During the second quarter of 1999, however, management realized that the unsold inventory would not be liquidated at normal selling prices. The remaining inventory was not of a quality or quantity that easily could be sold in the closeout market, particularly taking into consideration a rapid deterioration in the closeout market for sports apparel that occurred in the second quarter of 1999 due to a flood of goods created by the bankruptcies of two major sports apparel manufacturers. In order to minimize costs, management determined that the Company should sell the remaining inventory as fast as possible at an estimated liquidation value (after costs of loading and shipping) of approximately $0.8 million, and booked the net loss in June 1999 based on this estimate.

Royalty expense related to licensed product sales was 4% of sales for the quarter ended July 3, 1999, compared to 8.5% for the corresponding period of 1998. This decrease resulted primarily from an increase by the Company in sales of proprietary products.

Selling, general and administrative (SG&A) expenses as a percentage of total sales were 35% of sales for the quarter ended July 3, 1999 compared to 36% of sales for the corresponding period of 1998. The total amount of SG&A expenses increased a total of $7.8 million from $4.5 million in the quarter ended July 4, 1998 to $12.3 million for the comparable quarter of 1999. The change in the total amount of SG&A between 1998 and 1999 is primarily related to (a) additional sales expenses resulting from the additional $21.8 million of sales in the quarter ended July 3, 1999,

(b) over $0.7 million in consulting fees being paid to third parties for services related to accounting and systems consulting, (c) $1.0 million of professional fees, (d) $1.5 million of temporary and recruiting costs associated with the move to New Jersey, (e) $0.5 million of employee termination costs and other administrative exit costs related to the Big Ball shutdown, and (f) $0.8 million of start-up expenses incurred in the second quarter of 1999 for the Company's new Umbro and PAG divisions.

During the second quarter of 1999, the Company continued to implement the revised business strategy initiated in the last quarter of 1998, which has resulted in a change from the Company being primarily a manufacturer of products to primarily a sales, marketing, merchandising and distribution company for activewear and other clothing. As a result, the Company closed its last operating facility for the Big Ball division in Houston, Texas during the second quarter. The Company's negative Gross Profit for the second quarter of 1999 includes a $1.9 million net loss on closeout goods and $0.5 million in customer chargebacks related to this shutdown.

Depreciation and Amortization increased from $0.4 million in the quarter ended July 4, 1998 to $1.2 million in the comparable 1999 period, primarily as a result of $1.2 million of amortization of goodwill attributable to the new Tahiti acquisition, partially offset by the sale by the Company of a substantial portion of its fixed assets in connection with the various plant closings that have occurred.


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

Six Months Ended July 3, 1999


Net sales of $68.6 million for the six months ended July 3, 1999 represents an increase of $44.6 million (or 185%) from $24.0 million in net sales for the corresponding period of 1998. This increase is mainly attributed to $52.3 million in combined new sales from the newly acquired Tahiti division and the Umbro division. Conversely, the first six months of 1999 sales do not reflect any sales from the Heritage division (sold at 1/1/99) which had provided $5.8 million in sales in the quarter ended July 4, 1998.

Total Gross Margin before royalties decreased $0.9 million in the first six months of 1999 compared to the corresponding period in 1998. Gross Margin percentage was 7.5% for the first six months of 1999 compared to 25.2% for the six months ended July 4, 1998. The $0.9 million decrease in total gross margin is attributable to a smaller percentage (7.5%) applied to a much larger sales base ($68.6 million). The reduced gross margin percentage is attributable in part to $2.4 million of excessive costs to import goods by air freight and then transport those same goods by overnight courier direct to customer retail locations, all as a result of late manufacture of such goods. The late manufacture of goods resulted from delays in opening letters of credit to foreign manufacturers as a result of limited bank loan availability during the negotiation of the acquisition of the assets of Tahiti Apparel, Inc. by the Company. In addition, the gross margin for the first six months of 1999 was negatively effected by (a) a $1.9 million net loss on closeout goods and $0.5 million in customer chargebacks related to the Big Ball shutdown and (b) recognition of an additional $1.5 million loss on the markdown and sale of other obsolete and slow moving inventory. The $1.9 million net loss on closeout goods related to the Big Ball shutdown represents a 70% markdown from the total cost basis of $2.7 million for such inventory. From December 31, 1998 through the month of May 1999, the Company pursued a vigorous effort to sell this Big Ball related inventory through normal distribution channels. From January 1999 through April 1999, the Company sold a meaningful portion of the inventory at prices above cost, giving management confidence that the remaining units could be sold within a reasonable period of time, at prices that at least would allow the Company to recover its cost plus direct costs of disposition. During the second quarter of 1999, however, management realized that the unsold inventory would not be liquidated at normal selling prices. The remaining inventory was not of a quality or quantity that easily could be sold in the closeout market, particularly taking into consideration a rapid deterioration in the closeout market for sports apparel that occurred in the second quarter of 1999 due to a flood of goods created by the bankruptcies of two major sports apparel manufacturers. In order to minimize costs, management determined that the Company should sell the remaining inventory as fast as possible at an estimated liquidation value (after costs of loading and shipping) of approximately $0.8 million, and booked the net loss in June 1999 based on this estimate.

Royalty expense related to licensed product sales was 4.9% of sales for the six months ended July 3, 1999, compared to 7.7% for the corresponding period of 1998. This decrease resulted primarily from an increase by the Company in sales of proprietary products.

Selling, general and administrative (SG&A) expenses as a percentage of total sales were 28% of sales for the six months ended July 3, 1999 compared to 40% of sales for the corresponding period of 1998, a 30% improvement. The SG&A expenses increased a total of $9.8 million from $9.5 million in the six months ended July 4, 1998 to $19.3 million for the comparable period of 1999. The change in the total amount of SG&A between 1998 and 1999 is primarily related to (a) additional sales expenses resulting from the additional $43.7 million of sales in the first six months of 1999, (b) over $0.7 million in consulting fees being paid to third parties for services related to accounting and systems consulting
(c) $1.0 million of professional fees, (d) $1.5 million of temporary and recruiting costs associated with the move to New Jersey, which were partially offset by $0.7 million in reduced SG&A expenses at the Houston facility, compared to the same period for 1998, (e) $0.5 million of employee termination costs and other administrative exit costs related ato the Big Ball shutdown, and
(f) $0.8 million of start-up expenses incurred in the second quarter of 1999 for the Company's new Umbro and PAG divisions.

During the first six months of 1999, the Company continued to implement the revised business strategy initiated in the last quarter of 1998, which has resulted in a change from the Company being primarily a manufacturer of products to primarily a sales, marketing, merchandising and distribution company for activewear and other clothing. As a result, the Company closed its last operating facility for the Big Ball division in Houston, Texas during the second quarter. The Company's negative Gross Profit for the second quarter of 1999 includes a $1.9 million net loss on closeout goods and $0.5 million in customer chargebacks related to this shutdown.

Depreciation and Amortization increased from $1.4 million in the six months ended July 4, 1998 to $2.3 million in the comparable 1999 period, primarily as a result of $0.9 million of amortization of goodwill attributable to the new Tahiti acquisition.


Interest expense for the six months ended July 3, 1999 was $6.9 million compared to $3.2 million in the comparable period of 1998. In 1999, $1.9 million of the $6.9 million of interest expense is non-cash interest amortization related to the reduction of debt discounts for the WGI, LLC warrants and the warrants and common stock issued to BNY (See Notes 6 and 8).

FINANCIAL CONDITION

During 1998 and the first six months of 1999, the Company has undergone a strategic change from a manufacturing orientation to a sales and marketing focus. Effective March 22, 1999, Signal Apparel Company, Inc. purchased the business and assets of Tahiti Apparel Company, Inc., a leading supplier of ladies and girls activewear, bodywear and swimwear primarily to the mass market as well as to the mid-tier and upstairs retail channels. Tahiti's products are marketed pursuant to various licensed properties and brands as well as proprietary brands of Tahiti. During the fourth quarter of 1998, Signal also acquired the license and certain assets for the world recognized Umbro soccer brand in the United States for the department, sporting goods and sports specialty store retail channels. The acquisition of Tahiti Apparel and the Umbro license initiative both are part of the Company's ongoing efforts to improve its operating results. The Company remains committed to exiting all manufacturing activities and to focus exclusively on sales, marketing and merchandising of its product lines. Following these developments, Signal and its wholly owned subsidiaries manufacture and market activewear, bodywear and swimwear in juvenile, youth and adult size ranges. The Company's products are sold principally to retail accounts under the Company's proprietary brands, licensed character brands, licensed sports brands, and other licensed brands. The Company's principal proprietary brands include G.I.R.L., Bermuda Beachwear, Big Ball and Signal Sport. Licensed brands include Hanes Sport, BUM Equipment, Jones New York and Umbro. Licensed character brands include Mickey Unlimited, Winnie the Pooh, Looney Tunes, Scooby-Doo and Sesame Street; and licensed sports brands include the logos of Major League Baseball, the National Basketball Association, and the National Hockey League. The Company's license with the National Football League expired, subject to certain sell-off rights, on March 31, 1999 and will not be renewed.

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


The Company's working capital deficit at July 3, 1999 increased $24.4 million or 43% compared to year end 1998. Excluding the effect of all sales and acquisitions of divisions, the increase in the working capital deficit was primarily due to the new term loan being classified as a current liability ($50.0 million), which was partially offset by a decrease in inventories ($14.6 million), a decrease in accounts receivable ($1.0 million), a decrease in accounts payable and accrued liabilities ($2.8 million), a decrease in the revolving advance account ($42.5 million), and debt discount associated with the term loan ($2.3 million). The Company has a "zero base balance" arrangement with the bank where it maintains its operating account that allows the Company to cover checks drawn on such account on a daily basis with funds wired from its senior lender based on the credit facility with the senior lender.


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


Excluding the effect of all sales and acquisitions of divisions, total current liabilities increased $18.0 million or 25% over year-end 1998, primarily due to the term loan being classified as a current liability ($50.0) million, which was partially offset by a decrease in accounts payable and accrued liabilities ($2.8 million), a decrease in the revolving advance account ($42.5 million) , and debt discount associated with the term loan ($2.3 million).

Excluding the effect of all sales and acquisitions of divisions, cash used in operations was $9.5 million during the first six months of 1999 compared to $9.4 million used in operating activities during the same period in 1998. The increased use of cash during such period was primarily due to the net loss of $26.0 million during the first six months of 1999, which was partially offset by depreciation and amortization ($2.3 million) and non-cash interest ($1.2 million), a decrease in inventories ($14.6 million), a decrease in accounts receivable ($1.0 million), and a decrease in accounts payable and accrued liabilities ($2.8 million).


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


During the fourth quarter of 1998, the Company reached a decision to close its printing facility in Chattanooga, Tennessee and it anticipated closing its Big Ball subsidiary and selling its Grand Illusion subsidiary. The Company recorded restructuring charges and goodwill write-offs totalling $7.3 million as a result of these matters. The Company took this action in an effort to further improve its cost structure. The Company is considering the sale of certain other non-essential assets. The Company also has an ongoing cost reduction program intended to control its general and administrative expenses, and has implemented an inventory control program to eliminate any obsolete, slow moving or excess inventory.

On May 12, 1999 the Company issued a WARN notice that the Company would close its Houston printing facility. The facility was, in fact, shut down on July 11, 1999. The Consolidated Statements of Operations for the quarter ended July 3, 1999 reflect $1.9 million in negative gross margin on sales of closeout goods, $0.5 million in negative gross margin on customer chargebacks and $0.5 million in employee termination and other administrative exit costs, all related to the Big Ball shutdown.


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

     (10.5) Letter Agreement dated August 10, 1998 among the Company,  Thomas A.
            McFall and John W. Prutch.*

     (10.6) Letter  Agreement  dated  August 23,  1999  amending  the  Revolving
            Credit, Term Loan and Security Agreement dated March 12, 1999 between the Company and its senior lender, BNY Financial Corporation (in its own behalf and as agent for other participating lenders), and waiving compliance with certain provisions thereof.*

     (27)   Financial Data Schedule (EDGAR version only)

*Previously filed with original Quarterly Report on Form 10-Q for period ended July 3, 1999.


     (b)  Reports on Form 8-K:

     The Company filed the following Current Reports on Form 8-K during the quarter:

                                                                                         FINANCIAL
            DATE OF REPORT          ITEMS REPORTED                                    STATEMENTS FILED
            --------------          --------------                                    ----------------
            March 22, 1999          Item 2 - Acquisition or Disposition of Assets:    Historical and Pro Forma
            (Amendment No. 1)       The acquisition of substantially all of the       Financial Statements
                                    assets and business of Tahiti Apparel, Inc.       concerning this acquisition.

                                    Item 5 - Other Events:  The completion of         None.
                                    the Company's new financing arrangement
                                    with its senior lender, BNY Financial
                                    Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused Amendment No. 2 to this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          SIGNAL APPAREL COMPANY, INC.
                                  (Registrant)


Date: November 30, 1999                 /s/ Robert J. Powell
                                         ----------------------------
                                         Robert J. Powell
                                         Vice President and Secretary