Form 10-Q/A
period 1999-10-02
SIGNAL APPAREL COMPANY INC
filed 1999-12-02
CIK 105107

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

This  amendment  amends Part I of the Quarterly  Report on Form 10-Q as follows:
(a) the pro forma financial information presented in Footnote 7 to the financial statements has been corrected to show pro forma results for both the three month and nine month periods ended October 3, 1998 and (b) Management's Discussion and Analysis has been amended by adding additional information concerning a $1.9 million loss on closeout goods related to the Big Ball shutdown to the discussion of Results of Operations for the nine months ended October 2, 1999.

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

     and (vi) WGI, LLC will receivewarrants to purchase up to 5,000,000 shares of the Company's Common Stock at $1.75 per share.

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


                                                              3 Months Ended     9 Months Ended
                                                              October 3, 1998    October 3, 1998
                                                                (Un-audited        (Un-audited
                                                               In Thousands)      In Thousands)
                                                               -------------      -------------
          Operating Revenue                                      $ 25,210            $ 97,180
          Income from Operations                                 $ (6,771)           $ (9,805)
          Net Loss                                               $(10,792)           $(18,986)
          Basic/diluted net loss per share                       $  (0.23)           $  (0.41)
          Weighted average shares outstanding                      46,028              46,014


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

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

       (a)    Exhibits


       (10.1) Stock Purchase Agreement dated as of July 31, 1999 by and among the Company (as Seller) and John Prutch (as Buyer) concerning sale of all of the outstanding common stock of GIDI Holdings, Inc.*

       (10.2) Warrant  Certificate to purchase 1,536,515 shares of the Company's
              Common Stock issued to John Prutch as of August 1, 1999*

       (10.3) Separation Agreement dated as of July 31, 1999 by and among the Company and John W. Prutch.*

       (10.4) Letter  Agreement  dated  as of  August  1,  1999  concerning  the
              Revolving Credit, Term Loan and Security Agreement dated March 12, 1999 between the Company and its senior lender, GMAC Commercial Credit LLC (as successor to BNY Financial Corporation, in its own behalf and as agent for other participating lenders), waiving compliance with certain provisions thereof.*

       (10.5) Stock Pledge and Security  Agreement and Collateral  Assignment of
              Stock Purchase Agreement, dated as of August 1, 1999 between the Company and its senior lender, GMAC Commercial Credit LLC (as successor to BNY Financial Corporation, in its own behalf and as agent for other participating lenders), concerning Series A Preferred Stock of GIDI Holdings, Inc.*

       (10.6) Letter  Agreement  dated November 15, 1999 amending the Revolving
              Credit,  Term Loan and  Security  Agreement  dated  March 12, 1999 between the Company and its senior lender, BNY Financial Corporation (in its own behalf and as agent for other participating lenders), and waiving compliance with certain provisions thereof.*

       (10.7) Letter  Agreement dated September 14, 1999 regarding the Company's
              5% Convertible Subordinated Debentures due March 3, 2002.*


       (27)   Financial Data Schedule (EDGAR version only)*


              * Previously filed with original Quarterly Report on Form 10-Q for the period ended October 2, 1999.

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

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused Amendment No.1 to this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          SIGNAL APPAREL COMPANY, INC.
                                  (Registrant)


Date: November 30, 1999                            /s/ Robert J. Powell
                                                   ----------------------

                                                   Robert J. Powell
                                                   Vice President and
                                                   Secretary