Form 10-K
period 1999-12-31
SIGNAL APPAREL COMPANY INC
filed 2000-03-30
CIK 105107

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                   (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the Fiscal Year Ended December 31, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant: $10,579,148, calculated by using the closing price on the New York Stock Exchange on March 15, 2000 of the Company's Common stock, and excluding common shares owned beneficially by directors and officers of the Company, and by certain other entities, who may be deemed to be "affiliates", certain of whom disclaim such status.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                            Outstanding as of March 15, 2000
Common Stock, $.01 par value                        53,326,821 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

Part of                Documents from Which Portions are
Form 10-K              Incorporated by Reference
---------              -------------------------

Part III               Proxy Statement for 2000 Annual Meeting of
                       Shareholders' SIGNAL APPAREL COMPANY, INC.

                                ANNUAL REPORT ON
                                    FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                      INDEX

Item

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

12. Security Ownership of Certain Beneficial Owners and Management

13.     Certain Relationships and Related Transactions

PART IV

14.     Exhibits, Financial Statement Schedules and
        Reports on Form 8-K

ITEM 1. BUSINESS

(a) Signal Apparel Company, Inc. ("Signal" or the "Company") is engaged in the sales and marketing of apparel within the following product lines: screenprinted and embroidered knit and woven activewear for men and boys, and screenprinted and embroidered ladies' and girls' activewear, bodywear and swimwear. The Company outsources all of its manufacturing and embellishment processes to third parties located in the United States and throughout the world.

     On March 22, 1999, the Company purchased the business and assets of Tahiti Apparel, Inc. ("Tahiti"), a leading supplier of ladies' and girls' activewear, bodywear and swimwear primarily to the mass market as well as to the mid-tier and upstairs retail channels. Tahiti's products are marketed pursuant to various licensed properties and brands as well as proprietary brands of Tahiti.

     In November 1998, the Company acquired the license and certain assets for the world recognized Umbro Soccer Brand in the United States for the department store, sporting goods store, sports specialty store and mid-tier retail channels and commenced sales of Umbro branded products with the Spring 1999 selling season.

     As of January 1, 1999, the Company sold the business and assets of its Heritage Sportswear division which was engaged in the manufacture and marketing of upscale knit apparel for the ladies' market.

     As of July 31, 1999, the Company sold its wholly-owned subsidiary, GIDI Holdings, Inc. doing business as Grand Illusion Sportswear, Inc. ("Grand Illusion"), a supplier of embellished apparel and other activewear primarily to large corporate accounts.

     During 1999, the Company completed its transition to a sales and marketing orientation from its historical manufacturing structure. In the first quarter of 1999, the Company closed substantially all of its Chattanooga, Tennessee offices and warehouses and its Tazewell, Tennessee cut and sew facility. Previously, the Company had closed its Chattanooga, Tennessee screenprinting and distribution operations. The Company also consolidated its sales, merchandising and corporate administrative functions into similar functions at Tahiti following completion of the Tahiti acquisition on March 22, 1999.

     In the second quarter of 1999, Signal closed its warehouse and printing facility in Houston, Texas and shut down substantially all of its operations located there. Signal relocated the sales and merchandising functions for its Big Ball Sports branded apparel line to New York, New York.

(b) The Company is engaged in the single line of business of apparel sales and marketing.

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

     The Company arranges for the manufacture and markets activewear, bodywear and swimwear in juvenile, youth and adult size ranges. The Company's products are sold principally to retail accounts under the Company's proprietary brands, licensed lifestyle brands, licensed character brands, licensed sports brands, and other licensed brands. The Company's principal proprietary brands include G.I.R.L., Bermuda Beachwear, Tahiti Swimwear, Big Ball and Signal Sport. Licensed brands include Hanes Sport, BUM Equipment, Bikini.com, Jones New York and Umbro. Licensed character brands include Mickey Unlimited, Winnie the Pooh, Looney Tunes and Scooby-Doo; and licensed sports brands include the logos of Major League Baseball, the National Hockey League and various colleges and universities. Currently, a significant portion of the products marketed by the Company consists of products generally similar in design and composition to those produced by the Company's competition. The Company's business is, therefore, highly subject to competitive pressures.

     During 1999, the Company completed a strategic change from a manufacturing orientation to a sales and marketing focus and as of December 31, 1999 operated under the following strategic business unit structure:

     TAHITI APPAREL BUSINESS UNIT:

     Tahiti Apparel designs and sells a range of women's and girls' activewear, bodywear and swimwear primarily to mass market and mid-tier retailers. This unit's products are sourced from various suppliers and embellished with silkscreened and embroidered graphics developed by the Company. Finished products are marketed under licenses from Warner Brothers, Disney Enterprises, B.U.M. International and Hanes among others, as well as under the Company's proprietary brands, Tahiti Swimwear and Bermuda Beachwear, and proprietary brands of the Company's major retail customers.

     SPORTS BUSINESS UNIT:

     The Sports Business Unit is engaged in selling embellished activewear ranging from children's to adult sizes to mid-tier and mass merchants as well as to sporting goods, sport specialty, and department stores. This unit markets tops and bottoms sourced from various suppliers and embellished with a variety of silkscreened and embroidered graphics derived under license from colleges and professional sports leagues (MLB and NHL) or featuring original graphics created by the Company's internal creative department. Finished products are generally sold under licensed brands such as Hank Aaron Originals, proprietary brands of the Company such as Big Ball Sports, Is Life, or Signal Sports, or the brands of the Company's major retail customers.

     UMBRO BUSINESS UNIT:

     The Umbro Business Unit is engaged in selling to mid-tier, sporting goods, sport specialty and department stores within the United States a line of athletic-oriented activewear and footwear ranging from children's to adult sizes and soccer hardgoods. This unit's apparel products, featuring the world recognized Umbro Soccer Brand, are sourced from various suppliers and embellished with screenprinted and embroidered graphics. Footwear and hardgoods are sourced directly from the licensor, Umbro International. The Company began selling Umbro products in 1999.

     BRANDS AND CHARACTER BUSINESS UNIT:

     The Brands and Character Business Unit is engaged in selling primarily to mid-tier and mass merchants a line of popularly priced activewear ranging from children's to adult sizes. This unit utilizes tops and bottoms sourced from various suppliers and embellished with a variety of silkscreened and embroidered graphics derived under license from popular cartoons, movies, and television shows, as well as licensed brands and original concepts produced by the Company's internal creative department.

     PREMIER ACTIVE GROUP UNIT:

     The Premier Active Group Unit is engaged in selling printed and embroidered women's and girls swimwear, cover-ups, and activewear, sourced from various suppliers, to department and specialty stores under licensed brands Jones New York and Bikini.com., as well as under private label brands of major retail customers and the Company's own G.I.R.L. brand, among others.

     SALES BY PRODUCT LINE

     The following table reflects the percentage of net sales contributed by the Company's product lines to net sales during 1999, 1998, and 1997:

     Product Line                                        Percentage of Net Sales
                                                         1999     1998     1997
                                                         ----     ----     ----
     Screenprinted and embroidered men's and
     boys' knit and woven activewear                      35%      77%      73%

     Screenprinted and embroidered ladies'
     and girls activewear, bodywear and
     swimwear                                             65%       0%       0%

     Women's knit apparel (Heritage
     Sportswear Division sold as of
     January 1, 1999)                                      0%      23%      27%

     For the years ended December 31, 1999, 1998 and 1997, one customer accounted for 58%, 19% and 20%, respectively of the Company's net sales and the next largest customer accounted for 9%, 10% and 10%, respectively of the Company's net sales.

     The numbers for 1999 include sales by the Company's Tahiti Apparel division for all of 1999. (See Note 4 to the consolidated financial statements.) and reflect the sale of Grand Illusion as of July 31, 1999.


     DESCRIPTION OF OPERATIONS

     During the course of 1998 and the first two quarters of 1999, the Company substantially completed its transition from a manufacturer of garments to a purchaser of blank and embellished finished garments from a variety of domestic and international suppliers. Blank products are screenprinted or embroidered by other suppliers prior to sale. The supply and price of finished and blank products is dependent upon a variety of factors and is primarily dependent upon the level of demand from competitive companies or companies seeking similar products, although in the past, worldwide crop conditions and in the case of synthetic products, global petroleum availability have also had an impact. These factors generally have had a greater impact on price than on availability. The Company also purchases hangers, cartons, bags and ticketing for its products.

     Although the Company does not have formal arrangements extending beyond one year with its suppliers, the Company has not experienced any significant difficulty obtaining necessary blank or finished products from its current sources and believes that, in any event, adequate alternative sources are available.

     "Big Ball", "...Is Life" and "Signal Sport" are the principal registered trademarks of the Company. In the first quarter of 1999, the Company acquired its other principal trademarks, Tahiti Swimwear, G.I.R.L. and Bermuda Beachwear, among others, in connection with its acquisition of Tahiti. The Company is licensed directly or through affiliates of well-known athletes to use the trademarks of Major League Baseball, the National Hockey League and various colleges in connection with collections of embellished activewear. The Company is also licensed by various companies to print their respective corporate logos and corresponding lifestyle graphics on garments. The Company is licensed by an affiliate of well known athlete Hank Aaron (for MLB products) to sell products with labels bearing his name. The Company is also licensed for the Umbro Brand by Umbro International.

     The Company also acquired various licensed rights in connection with its acquisition of Tahiti. These licenses include Mickey Unlimited, Mickey Stuff for Kids and Winnie the Pooh from Disney Enterprises, Looney Tunes and Scooby-Doo from Warner Brothers, and licenses for the brands Hanes Sport, B.U.M. Equipment and Jones New York. These licenses give the Company the right to market various ladies and girls swimwear, activewear and/or bodywear products.

     The licenses held by the Company vary significantly in their terms and duration. The Company's licenses generally are renewed for one to two-year terms on an annual basis. The Company's MLB license, held through an affiliate of Hank Aaron, has been extended through December 31, 2000. The Company's license with the National Hockey League expires June 30, 2000 and renewal discussions are expected to commence during the second quarter of 2000. The Company's license with the National Football League expired, subject to certain sell-off rights, on March 31, 1999 and was not renewed. The Company's license with the National Basketball Association, subject to certain sell-off rights, expired on July 31, 1999 and was not renewed. During the years ended December 31, 1998 and December 31, 1999, respectively, licensed NFL and NBA product sales were approximately 21% and 3% of consolidated revenue. The expiration of these licenses has not materially affected the Company's ability to sell other professional sports apparel to its customers, however, there are no assurances it will not affect future sales opportunities. The Company's license for the Jones New York brand is scheduled to expire on June 30, 2000, and the Company is currently in renewal discussions with the licensor. Except as set forth above, no other material licenses of the Company are scheduled to expire during 2000.

     The Company obtained the U.S. license for Umbro, a world recognized soccer brand, in November 1998 and began selling Umbro apparel, footwear and hardgoods in 1999. The Company's license for Umbro has a five year term (subject to certain repurchase rights by the licensor and certain renewal rights by the Company).

     The business of the Company tends to be seasonal with peak shipping months varying from product line to product line. To meet the demands of peak shipping months, it is necessary to build inventories of some products in advance of expected shipping dates. The Company believes that its credit practices and merchandise return policy are customary in the industry. Borrowings are used to finance seasonal inventories and receivables. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition".

     During 1999, the Company sold its products to over 650 customers, including department stores, sporting goods stores, specialty stores, mass merchandisers, mid-tier chains and other retailers, wholesalers, and distributors. Products are primarily shipped directly from the Company's warehouse or from third party screenprint or embroidery locations. The trend for the Company's sales to be concentrated on a few large customers which possess significant negotiating power with regard to the terms of sale and the possible return of certain merchandise continued in 1999.

     On December 31, 1999, the Company had unfilled customer orders of approximately $38 million, compared to approximately $5 million of such orders at December 31, 1998. These amounts include both confirmed and unconfirmed orders which the Company believes, based on industry practice and past experience, will be confirmed. The amount of unfilled orders at a particular time is affected by a number of factors, including the timing of the receipt and processing of customer orders and scheduling of the manufacture and shipping of the product, which is some instances is dependent on the desires of the customer. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

     The apparel industry as a whole, including the part of the industry engaged in by the Company, is highly competitive. The Company believes that the principal methods of competition in the markets in which it competes are design, styling, price, quality and service. The licensed and branded markets are influenced by fashion, design, color, consistent quality and consumer loyalty. Imports offer competition throughout the Company's product lines. The industry is very fragmented, and the Company's relative position in the industry is not known.

     Compliance with federal, state and local provisions which have been enacted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have not had, and are not expected to have, any material effect upon the capital expenditures, operating results, or the competitive position of the Company.

     The Company had approximately 145 employees at March 1, 2000, compared to 146 employees at March 1, 1999.

(d) All of the Company's offices and facilities are located in the United States. Substantially all of the Company's sales are domestic.

ITEM 2. PROPERTIES

As of December 31, 1999, the Company operated leased facilities aggregating approximately 130,000 square feet of usable space and owned approximately 29,200 square feet in an idle facility which was sold on February 17, 2000. The following table sets forth certain information concerning those of the above facilities which constitute materially important physical properties of the Company.

Facility               Square                 Owned/              Products/
Location                Feet                  Leased              Operations
--------                ----                  ------              ----------
New York, NY           11,700                 Leased              Offices

New York, NY            7,867                 Leased              Offices and
                                                                  Showroom

Avenel, NJ             98,000                 Leased              Offices,
                                                                  Warehouse and
                                                                  Distribution

The leased premises set forth in the table above are well maintained and are suitable for the Company's needs (see later paragraph for a discussion of the idle facilities). Substantially all of the leased premises are protected by sprinkler systems and automatic alarm systems, and all are insured in accordance with the terms of the respective leases. The contents of all leased premises are insured for amounts the Company considers adequate.

As part of its strategic plan, the Company in 1999 closed its remaining 92,500 square feet of warehousing, distribution and office space in Chattanooga, Tennessee, except for approximately 3,700 square feet of office and permanent file storage space, and shifted these functions into other Company facilities or to outside contractors. The Company also closed its 91,300 square foot cut and sew and warehouse facility in New Tazewell, Tennessee in March 1999, except for a temporary warehousing function which was closed in July 1999. The Company also closed approximately 12,100 square feet of office space in Chattanooga, Tennessee during the first quarter of 1999 and consolidated these functions into similar functions at Tahiti. In July 1999, the Company completed the closure of its screenprinting, warehouse and distribution facilities (62,700 square feet) in Houston, Texas, except for limited functions which were substantially eliminated during the third and fourth quarters of 1999. The Company's former facilities in Schaumburg, Illinois (28,200 square feet) were sold as part of the Company's sale of Grand Illusion as of July 31, 1999. The Company sold 69,000 square feet of idle facilities in Wabash, Indiana in the fourth quarter of 1999 and 29,200 square feet of idle facilities in Marion, South Carolina in February 2000.

The Company uses independent contractors to supply and embellish all of its products and the Company believes the contracted production will support the expected level of business in 2000.

ITEM 3. LEGAL PROCEEDINGS

The Company is unaware of any material pending legal proceeding other than ordinary, routine litigation incidental to its business, except as noted below.

The litigation commenced against the Company by former employees of the Company's LaGrange, Georgia facility (which the Company closed in December 1996) alleging that the Company violated the provisions of the WARN Act in connection with the closing of the facility was settled in the fourth quarter of 1999 for an amount not material to the financial condition of the Company.

On April 14, 1999, litigation was commenced against the Company and an affiliate of the Company's principal shareholders ("Shareholder Affiliate") by a consulting and investment advisory services company alleging the Company and/or the Shareholder Affiliate owes the plaintiff fees in connection with the Company's acquisition of the business and assets of Tahiti Apparel in March 1999. The Company and the Shareholder

Affiliate have independently filed answers denying the allegations in the litigation complaint. The Company has accrued $400,000 for legal fees of this litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Annual Meeting of the Company's shareholders was held on December 31, 1999.

     (b)  The names of the directors elected at the meeting are as follows:
          Henry L. Aaron, Zvi Ben-Haim, Barry F. Cohen, Paul R. Greenwood, Michael Harary, Thomas A. McFall and Stephen Walsh.

     (c) The meeting was held to consider and vote upon (i) a proposal to issue up to 4,296,316 additional shares of the Company's Common Stock in connection with the Company's acquisition of substantially all of the assets of Tahiti Apparel, Inc.; (ii) a proposal to issue warrants to purchase up to 4,000,000 shares of the Company's Common Stock to Messrs. Zvi Ben-Haim and Michael Harary under the terms of Securities Transfer Agreements executed in conjunction with such officers' employment agreements; (iii) a proposal to issue additional shares of the Company's Common Stock from time to time, in connection with transactions approved by the Company's Board of Directors, pursuant to the terms of the Company's compensation arrangements with Thomas A. McFall, Vice Chairman of its Board of Directors; (iv) a proposal to issue 4,217,956 additional shares of the Company's Common Stock to WGI, LLC in connection with certain additional guarantees and collateral pertaining to the Company's senior credit facility, plus an indeterminate number of additional shares issuable, at the Company's election, as payment of interest under the Company's Reimbursement Agreement with WGI, LLC; and (v) a proposal to amend the Company's Restated Articles of Incorporation increasing the number of authorized shares of Common Stock from 80,000,000 to 150,000,000.

The results of the vote on the proposal to issue shares of the Company's Common Stock in connection with the acquisition of Tahiti Apparel were as follows:

                     FOR                   25,921,815
                     AGAINST                  269,955
                     ABSTAIN                    8,923
                     TOTAL                 26,200,693
                     BROKER NON-VOTES       2,616,307

The results of the vote on the proposal to issue warrants to Messrs. Ben-Haim and Harary were as follows:

                     FOR                   25,885,152
                     AGAINST                  305,048
                     ABSTAIN                   10,493
                     TOTAL                 26,200,693
                     BROKER NON-VOTES       2,616,307

The results of the vote on the proposal to issue shares of the Company's Common Stock to Mr. McFall in connection with transactions approved by the Company's Board of Directors were as follows:

                     FOR                   23,367,091
                     AGAINST                  312,879
                     ABSTAIN                2,520,723
                     TOTAL                 26,200,693
                     BROKER NON-VOTES       2,616,307

The results of the vote on the proposal to issue shares of the Company's Common Stock to the Company's principal shareholder were as follows:

                     FOR                   25,891,557
                     AGAINST                  299,049
                     ABSTAIN                   10,087
                     TOTAL                 26,200,693
                     BROKER NON-VOTES       2,616,307

The results of the vote on the proposed to amend the Company's Restated Articles of Incorporation were as follows:

                     FOR                   25,921,522
                     AGAINST                  265,754
                     ABSTAIN                   13,417
                     TOTAL                 26,200,693
                     BROKER NON-VOTES       2,616,307

There was no solicitation in opposition to management's nominees for directors. Each director serves a one year term, or until his successor is elected and qualified. The results of the election of directors were as follows:


                                                 WITHHOLD
DIRECTOR NAME                  FOR               AUTHORITY           TOTAL
-------------                  ---               ---------           -----
Henry L. Aaron              28,612,978            204,022          28,817,000

Zvi Ben-Haim                28,612,978            204,022          28,817,000

Barry F. Cohen              28,607,978            209,022          28,817,000

Paul R. Greenwood           28,615,978            201,022          28,817,000

Michael Harary              28,612,978            204,022          28,817,000

Thomas A. McFall            28,608,488            208,512          28,817,000

Stephen Walsh               28,615,978            201,022          28,817,000

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET PRICES AND DIVIDENDS

                                          Quarter Ended
                                          -------------
                      March 31        June 30      September 30     December 31
                   -------------   -------------   -------------   -------------
                    1999    1998    1999    1998    1999    1998    1999    1998
                   -------------   -------------   -------------   -------------
Common Stock:
High               $1.63   $1.94   $1.13   $3.25   $0.75   $3.13   $1.06   $2.25
Low                $1.50   $1.00   $1.13   $ .75   $0.75   $1.63   $0.88   $1.13
Cash dividends     $0.00   $0.00   $0.00   $0.00   $0.00   $0.00   $0.00   $0.00

The Company's loan agreements contain provisions which currently restrict the Company's ability to pay dividends (see Note 4 of Notes to Consolidated Financial Statements). No Common Stock dividends were declared during the five-year period ended December 31, 1999 (See Management's Discussion and Analysis of Financial Condition and Results of Operations.)

Shareholders of record as of March 15, 2000:        Common 933

The Company's Common Stock is listed on the New York Stock Exchange. (Symbol "SIA")


RECENT SALES OF UNREGISTERED SECURITIES

On March 3, 1999, in connection with the redemption of all outstanding shares of its Series G1 Preferred Stock, the Company issued $5 million of 5% Convertible Debentures due March 3, 2002, together with warrants to purchase 2,500,000 shares of the Company's Common Stock at $1.00 per share, in a private placement transaction which was exempt from the registration requirements of the Securities Act of 1933 (the "Securities Act") pursuant to Rule 506 of Regulation D thereunder. See Note 6 to the Consolidated Financial Statements for additional information concerning these debentures.

On March 22, 1999, in connection with the acquisition of substantially all of the assets of Tahiti Apparel, Inc., the Company issued 10,070,000 shares of its Common Stock and warrants to acquire up to an additional 4,000,000 shares of Common Stock in a private placement transaction which was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof as a transaction in securities by an issuer not involving any public offering. See Note 2 to the Consolidated Financial Statements for additional information concerning this acquisition.

Effective March 22, 1999, in connection with the execution of a new financing arrangement with the Company's senior lender, the Company permitted the senior lender to purchase 1,791,667 shares of the Company's Common Stock at the par value of $.01 per share in a private placement transaction which was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof as a transaction in securities by an issuer not involving any public offering.

On April 23, 1999, in connection with the conveyance of certain intellectual property and other rights to the Company, the Company issued 20,000 shares of its Common Stock in a private placement transaction which was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof as a transaction in securities by an issuer not involving any public offering.

On May 26, 1999, as consideration for the assignment of a license agreement to the Company, the Company issued 20,000 shares of its Common Stock to an affiliate of the licensor. This issuance constituted a private placement transaction which was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof as a transaction in securities by an issuer not involving any public offering.

On February 1, 2000, following approval of the issuance of such shares at the Company's Annual Meeting on December 31, 1999, the Company issued 4,217,956 shares of its Common Stock to its principal shareholder, WGI, LLC, in connection with additional guarantees and collateral provided by WGI, LLC in support of the Company's financing with its senior lender. This issuance constituted a private placement transaction which was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof as a transaction in securities by an issuer not involving any public offering. See Note 4 to the Consolidated Financial Statements for additional information concerning this transaction.

On March 1, 2000, following approval of the issuance of such shares at the Company's Annual Meeting on December 31, 1999, the Company issued 4,296,316 additional shares of its Common Stock to the shareholders of Tahiti Apparel, Inc. as additional consideration pursuant to an amended agreement for the acquisition of substantially all of the assets of Tahiti. This issuance constituted a private placement transaction which was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof as a transaction in securities by an issuer not involving any public offering. See Note 2 to the Consolidated Financial Statements for additional information concerning this acquisition.

ITEM 6.    SELECTED FINANCIAL DATA

Summary of Selected Financial Data
Dollars in Thousands (except Per Share data)

                            1999(a)     1998      1997(b)     1996       1995
                          -----------------------------------------------------
Net sales                 $ 98,725   $ 48,876   $ 44,616   $ 58,808   $ 89,883
Net loss                   (47,926)   (35,607)   (30,345)   (33,696)   (39,959)
Basic/diluted net loss
    per common share         (1.04)     (1.22)     (2.39)     (2.91)     (3.80)
Total assets                44,604     18,464     26,722     26,167     43,229
Long-term obligations       72,114     70,728     60,147     66,423     57,243

(a) The data includes amounts applicable to Tahiti Apparel from the effective date of control of the Company, January 1, 1999.

(b) The data includes amounts applicable to Grand Illusion and Big Ball Sports from the dates of acquisition, October 1, 1997 and November 5, 1997, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1999 COMPARED TO 1998

Net sales of $98.7 million for 1999 represent an increase of 102% or $49.8 million when compared to the $48.9 million for 1998. This increase is primarily attributed to $72.6 in sales from the Tahiti division and the Umbro division. Conversely, 1999 does not include any sales from the Heritage division (sold at 1/1/99) which had provided $9.4 million in sales in 1998. In addition, the sale of Grand Illusion and the closing of the Big Ball operations resulted in 1999 reflecting only $4.4 million in sales compared to $10.3 million in 1998 from these entities.

Gross profit was $9.5 million (9.6% of sales) in 1999 compared to $4.9 million (10% of sales) in 1998. The gross profit % in 1999 declined, in part, due to $2.7 million of excessive costs to import goods by air freight and then transport those same goods by overnight courier direct to customer retail locations, all as a result of late manufacture of such goods. The late manufacture of goods resulted from delays in opening letters of credit to foreign manufacturers as a result of limited bank availability during the negotiation of the acquisition of the assets of Tahiti Apparel, Inc. by the Company. In addition, the gross profit for 1999 was negatively affected by (a) a $1.9 million net loss on closeout goods and $0.5 million in customer chargebacks related to the Big Ball shutdown and (b) recognition of an additional $1.5 million loss on the markdown and sale of other obsolete and slow moving inventory. The $1.9 million net loss on closeout goods related to the Big Ball shutdown represents a 70% markdown from the total cost basis of $2.7 million for such inventory. From December 31, 1998 through May 1999, the Company pursued a vigorous effort to sell the Big Ball-related inventory through normal distribution channels. From January 1999 through April 1999, the company sold a meaningful portion of the inventory at prices above cost, giving management confidence that the remaining units could be sold within a reasonable period of time, at prices that at least would allow the Company to recover its cost plus direct costs of disposition. During the second quarter of 1999, however, management realized that the unsold inventory would not be liquidated at normal selling prices. The remaining inventory was not of a quality or quantity that easily could be sold in the closeout market, particularly taking into consideration a rapid deterioration in the closeout market for sports apparel that occurred in the second quarter of 1999 due to an excess of goods created by the bankruptcies of two major sports apparel manufacturers. In order to minimize costs, management determined that the Company should sell the remaining inventory as fast as possible at an estimated liquidation value (after costs of loading and shipping) of approximately $0.8 million, and booked the net loss in June 1999 based on this estimate. The final liquidated value of such goods approximated the Company's estimate.

Royalty expense related to licensed product sales was 5.6% of sales in 1999, compared to 8.6% for the corresponding period of 1998. This decrease resulted primarily from an increase by the Company in sales of proprietary products.

Selling, general and administrative (SG&A) expenses as a percentage of total sales were 38.1% of sales for 1999 compared to 44.3% for the corresponding period of 1998, an 6.2% improvement. The SG&A expenses increased a total of $16 million to $37.6 million from $21.6 million for 1998. The change in the total amount of SG&A expenses between 1998 and 1999 is primarily related to (a) additional sales expenses resulting from the additional $49.8 million of sales in 1999, (b) over $0.7 million in consulting fees being paid to third parties for services related to accounting and systems consulting, (c) $1.0 in professional fees, (d) $1.5 million of temporary and recruiting costs associated with the move of the Company's administrative and warehousing functions to New Jersey, which were partially offset by $0.7 million in reduced SG&A expenses at the Houston facility, compared to 1998, (e) $0.5 million of employee termination costs and other administrative exit costs related to the Big Ball shutdown, and (f) $0.8 million of start-up expenses incurred for the expansion of two divisions.

During 1999, the Company continued to implement the revised business strategy initiated in the last quarter of 1998, which has resulted in a change from the Company being primarily a manufacturer of products to primarily a sales, marketing, merchandising and distribution company for activewear, swimwear and other clothing. As a result, the Company closed its last operating facility for the Big Ball division in Houston, Texas. The Company's Gross Profit in 1999 includes a $1.9 million net loss on closeout goods and $0.5 million in customer chargebacks related to this shutdown.

Depreciation and Amortization decreased from $3.9 million in 1998 to $3.7 million in 1999, primarily as a result of $1.8 million of amortization of goodwill attributable to the new Tahiti acquisition, net of disposals of idle property and equipment.

Interest expense for 1999 was $14.3 million compared to $8.6 million in 1998. In 1999, $5.1 million of the $14.3 million of interest expense is non-cash interest and amortization of debt issuance costs for the WGI, LLC warrants and the warrants issued to the senior lender. (See Note 4.)


1998 COMPARED TO 1997

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

Gross profit was $4.9 million (10% of sales) in 1998 compared to $5.3 million (12% of sales) in 1997. Despite increased first quality sales and other efficiencies during 1998, as well as improved margins on first quality sales due to improved sales mix and an overall decrease in closeout sales, the Company recorded a $0.4 million decrease in gross profit in 1998 due to excessive Cost of sales of $13.0 million for the fourth quarter. The Company had sales and negative gross profit for the fourth quarter of 1998 of $9.6 million and ($2.3) million, respectively. The excessive Cost of sales for the fourth quarter primarily resulted from substantial closeout sales completed in the fourth quarter of 1998 which had costs of sales in excess of sales price and a $1.0 million charge included in Cost of sales related to a dispute with a vendor. This dispute arose after the vendor had delivered a portion of the garments pursuant to the Company's purchase agreement and before the Company took delivery of additional goods for which it originally was obligated under the agreement. The Company did not take delivery of the additional goods. The Company is asserting breach of contract against the vendor for failures in both quality and timely delivery. The vendor is asserting breach of contract against the Company. No lawsuit has been filed. The Company has reserved $1.0 million to cover anticipated costs relating to the resolution of its dispute with this vendor, including legal fees. The Company believes this accrual is sufficient based upon the Company's claims against this vendor for breach of contract.

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

Selling, general and administrative ("SG&A") expenses were 44% and 31% of sales for the years ended December 31, 1998 and 1997, respectively. Actual SG&A expenses increased in 1998 by $7.7 million to $21.6 million principally due to additional costs associated with Big Ball and Grand Illusion.

The Company's SG&A expenses in the fourth quarter of 1998 were $7.8 million compared to the SG&A expenses for the first nine months of 1998 of $13.8 million. The average SG&A expenses for the first nine months of 1998 were $4.6 million per quarter. Thus, the fourth quarter reflected approximately $3.2 million of SG&A expenses above the average level for the balance of the year. The material items which substantially contributed to this $3.2 million variance are as follows: (a) $0.5 million of bad debt, (b) $0.5 million of legal and professional fees due to potential liability related to the closure of the La Grange facility, (c) $0.4 million of start-up expenses for the new Umbro Division which commenced in October, 1998, (d) $0.2 million of additional insurance expenses related to change in policies, (e) $0.3 million of excessive administrative expenses at the Grand Illusion division related to the extraordinary activity resulting from the shutdown of the Chattanooga printing facility, (f) $0.1 million of excessive factor interest related to slow payments by customers, and (g) $0.1 million of temporary accounting labor and moving costs related to the consolidation of administrative functions in New Jersey.

The primary element making up the 1998 other income (expense) amount of $1.3 million is a gain on the disposal of certain fixed assets.

The Company recorded a restructuring charge of $2.8 million as a result of the Company reevaluating its business strategy during the latter portion of 1998. The reevaluation resulted in a shift from a capital-intensive manufacturing company to a sales and marketing company with lower fixed costs. In connection with the reevaluation of the Company's business strategy, the Company analyzed the performance of its operations and divisions. This analysis indicated that significant strategic and operational changes would be necessary, including the closure of the Big Ball operations and the Chattanooga and Tazewell locations, as well as the sale of the Heritage division and Grand Illusion.

This analysis led, among other things, to the sale of the Company's Heritage division, which was completed on January 20, 1999 (for additional details, see
Note 7 to the consolidated financial statements). Additionally, the Company reached a decision during the fourth quarter of 1998 to close the Big Ball operations, as well as the Chattanooga and Tazewell facilities, by no later than the end of the second quarter of fiscal 1999 with an anticipated completion of this exit plan by the end of the third quarter. The Chattanooga and Tazewell locations substantially ceased operations effective December 14, 1998 and March 9, 1999, respectively. As of December 1998, the Company was in negotiations regarding the sale of Grand Illusion and anticipated the completion of this sale by mid-1999. The sale of Grand Illusion was completed as of July 31, 1999.

In connection with the decisions discussed above, the Company recorded a $2.8 million restructuring charge in the fourth quarter of 1998. The exit plan for Chattanooga and Tazewell estimated the termination of 375 employees (275 at Chattanooga and 100 at Tazewell) representing substantially all of the management, office staff, plant supervisors, artists, and factory workers at each of these locations. As of December 31, 1998, approximately 200 employees consisting of management, supervisors, and plant workers of the Chattanooga Printwear location had been terminated, but no termination benefits had been paid as of year end. Subsequent to the balance sheet date, all accrued benefits have been paid out. Other than the lease buyouts associated with the planned closure of Big Ball, no other exit costs for Big Ball or Grand Illusion were reasonably estimable by management as of the end of fiscal 1998. Accordingly, no other costs were accrued as of the end of fiscal 1998 with respect to the planned closure of Big Ball and sale of Grand Illusion. In addition to the restructuring charge, the Company recorded a $4.5 million charge to write-off the remaining goodwill resulting from the Big Ball and Grand Illusion acquisitions.

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


                                                                                      Initial         Charge to         Remaining
                                                                                       Charge       Related Assets       Balance
                                                                                       ------       --------------       -------
Writedown of property, plant, and equipment                                            $1,352           $1,352           $    0
   (Big Ball division, Chattanooga and Tazewell facilities)
Severance costs of terminated employees                                                   276                0              276
   (Chattanooga and Tazewell facilities)
Lease buyouts                                                                             401                0              401
   (Big Ball division)
Employee payroll incurred after plant closure                                             495                0              495
   (Chattanooga facility)
Legal and professional costs associated with closure                                      167                0              167
   (Chattanooga and Tazewell facilities)
Other, including travel                                                                    67                0               67
                                                                                       ------           ------           ------
                                                                                       $2,758           $1,352           $1,406
                                                                                       ------           ------           ------
Write off of goodwill (Big Ball and Grand Illusion)                                    $4,542           $4,542           $    0
                                                                                       ======           ======           ======

The remaining restructuring charges incurred in 1999 approximated the remaining reserve balance at December 31, 1998.

[For additional information concerning the restructuring, see Note 7 to the accompanying consolidated financial statements.]


FINANCIAL CONDITION

Additional working capital was required in 1999 to fund the continuing losses and payment of interest on the Company's long term debt to its secured lenders. Such working capital was provided through several transactions with WGI, LLC and affiliates (the Company's principal shareholders) and its senior lender. See
Note 4 for information related to the Revolving Credit Agreement, Term Loan and Security Agreement and funding from WGI, LLC and affiliates. At December 31, 1999, the Company had overadvance borrowings (secured in part by collateral and guarantees of WGI, LLC and affiliates) of $18.8 million with its senior lender compared to $8.2 million at December 31, 1998.

The Company's working capital deficit at December 31, 1999 increased $50.2 million or 88.2% compared to 1998. The increase in the working capital deficit was primarily due to the new term loan being classified as a current liability ($49.6 million), which was partially offset by a decrease in accounts payable, accrued liabilities, and accrued interest ($4.1 million), a decrease in the revolving advance account ($4.1 million), and debt discount associated with the term loan ($4.8 million). The Company has a "zero base balance" arrangement with the bank where it maintains its operating account that allows the Company to cover checks drawn on such account on a daily basis with funds wired from its senior lender based on the credit facility with the senior lender.

Accounts and notes receivable decreased $1.3 million over 1998.

Inventories decreased $5.3 million compared to 1998. Inventories decreased as a result of management's focus on selling slow moving and obsolete inventory during 1999, the sale of substantially all of the remaining Big Ball Sports inventory in connection with the closure of the Houston facility.

Total current liabilities increased $43.8 million or 60.7% over 1998, primarily due to increased borrowings under the Company's credit facility, the long-term portion of such borrowing ($48 million) had to be included in current liabilities (See Note 4 to the Consolidated Financial Statements).

Cash used in operations was $38.0 million during 1999 compared to $16.2 million used in operating activities during 1998. The increased use of cash during that period was primarily due to the net loss of $47.9 million during 1999, which was partially offset by depreciation and amortization ($3.7 million) and non-cash interest ($5.1 million), and a decrease in inventories ($5.3 million) (excluding the effect of all the sales and acquisitions of divisions).

Commitments to purchase equipment totaled less than $1 million as of December 31, 1999.

Cash provided by investing activities was $2.2 million for 1999, compared to cash provided of $1.6 million in 1998. This primarily resulted from $2.5 million provided through the sale of the Heritage division, $0.4 million from the sale of Grand Illusion, and $0.5 million of restricted cash being released.

Cash provided by financing activities was $35.3 million in 1999 compared to $14.7 million in 1998. At December 31, 1999, the Company had a net increase in borrowings amounting to approximately $32.1 million from its senior lender, after taking into account borrowings under the new Revolving Credit, Term Loan and Security Agreement and repayment of the prior credit facilities maintained by the Company. WGI, LLC has pledged $25.5 million of collateral in support of the Company's $50 million term loan with its senior lender and has pledged collateral totaling $31.1 million and provided guarantees of up to $17.5 million in support of the Company's indebtedness of $40 million at December 31, 1999 under the Revolving Advance Account with its senior lender. Effective June 30, 1999, the Company entered into a Reimbursement Agreement with WGI, LLC pursuant to which the Company will automatically become indebted to WGI, LLC under a related Promissory Note to the extent that the senior lender proceeds against any of these WGI, LLC guarantees or offsets any of such collateral against the Company's indebtedness to the senior lender. In addition, the Company sold $5.0 million of 5% convertible debentures, which was partially offset by repurchase of $2.4 million Series G1 Preferred Stock, and other principal payments of $3.4 million on borrowings (including debt discounts). See Note 4 to the Consolidated Financial Statements.

Interest expense for 1999 was $14.3 million compared to $8.6 million for 1998. Excluding the effect of all sales and acquisitions of divisions, the $14.3 million of interest in this period included non-cash interest charges of $5.1 million. Total outstanding debt averaged $93 million and $65 million for 1999 and 1998, respectively, with average interest rates of 9.1% and 10%, respectively. The increased interest expense during 1999 reflects non-cash interest charges of $5.1 million.

The Company uses letters of credit to support foreign and some domestic sourcing of inventory and certain other obligations. Outstanding letters of credit were $12 million as of December 31, 1999.

Total Shareholders' Deficit increased $26.2 million to $93.9 million compared to 1998, primarily due to a loss of $47.9 million for the year.

YEAR 2000 READINESS

The Company has completed an extensive program to ensure that its computer systems are Year 2000 compliant and has experienced no significant problems to date associated with the Year 2000 issue. Additionally, there are no claims pending or, to its knowledge, threatened against the Company arising out of the Year 2000 issue. The costs incurred with respect to ensuring compliance with the Year 2000 issue were not material.

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

As of December 31, 1999, the Company's senior lender waived certain covenant violations (tangible net worth, current ratio, working capital and net loss) under the Company's factoring agreement. Accordingly, Generally Accepted Accounting Principles requires that the $49,639 term loans be classified as a current liability even though the term of the loan is longer than one year. Throughout 1999 and during the first quarter of 2000, the Company experienced liquidity shortfalls from operations that were resolved through additional advances against the Company's available borrowing capacity. These shortfalls bring into questions whether the Company will be in compliance with the financial covenants of its new Resolving Credit Agreement and Term Loan at the end of the first quarter for fiscal 2000 or have sufficient capacity under its available borrowings to fund its operating needs. If the senior lender were to accelerate the maturity of the Company's indebtedness under its factoring agreement, the Company would not have funds available to repay the debt.

If the Company's sales and profit margins do not substantially improve in the near term, the Company will be required to seek additional capital in order to continue its operations and to move forward with the Company's turnaround plans, which include seeking appropriate additional acquisitions. To obtain such additional capital and such financing, the Company may be required to issue additional securities that may dilute the interest of its stockholders.

In a prior year, the Company implemented a restructuring plan for its preferred equity and the majority of its subordinated indebtedness (following approval by shareholders of the issuance of Common Stock in connection therewith), which resulted in a significant increase in the Company's overall equity as well as a significant reduction in the Company's level of indebtedness and ongoing interest expense. In addition, as discussed in Note 4 to the financial statements, during 1999, the Company sold $5 million of Convertible Debentures to institutional investors, whose funds were used to repurchase the Company's Series G1 Convertible Preferred Stock (following the conversion of $348) stated value (included accrued dividends) of such stock into 331,140 shares of the Company's Common Stock effective February 26, 1999, by two other institutional investors). In order for the Company to have sufficient liquidity for it to continue as a going concern in its present form, the Company will need to raise additional funds and execute planned improvements (See Note 1 to the consolidated financial statements).

INFLATION AND CHANGING PRICES

Inflation and changing prices have not had a material effect on the Company's results of operations or financial condition during the past three years.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Public Accountants

Consolidated Balance Sheets as of December 31, 1999 and December 31, 1998

Consolidated Statements of Operations for the years Ended December 31, 1999, 1998 and 1997

Consolidated Statements of Shareholders' Deficit for the Years Ended December 31, 1999, 1998 and 1997

Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997

Notes to Consolidated Financial Statements

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



Board of Directors
Signal Apparel Company, Inc.


We have audited the accompanying consolidated balance sheet of Signal Apparel Company, Inc. and Subsidiaries as of December 31, 1999 and the related consolidated statements of operations, shareholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Signal Apparel Company, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Goldstein Golub Kessler LLP
GOLDSTEIN GOLUB KESSLER LLP
New York, New York
March 22, 2000

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Signal Apparel Company, Inc.:


We have audited the accompanying consolidated balance sheet of SIGNAL APPAREL COMPANY, INC. (an Indiana corporation) AND SUBSIDIARIES as of December 31, 1998 and the related consolidated statements of operations, shareholders' deficit, and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Signal Apparel Company, Inc. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has as of December 31, 1998 a working capital deficit of $56.9 million, an accumulated deficit of $284.9 million, and the liquidity of the Company has been adversely affected by recurring losses from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.




/s/Arthur Andersen LLP
ARTHUR ANDERSEN LLP

Chattanooga, Tennessee
March 26, 1999

                  Signal Apparel Company, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                           December 31, 1999 and 1998
                (in thousands of dollars, except per share data)


Assets:                                                       1999       1998
                                                           ---------  ---------
 Current assets:
    Cash and cash equivalents                              $       0  $     403
    Receivables, less allowance for
      doubtful accounts of $251 in 1999
      and $2,443 in 1998, respectively                           304      1,415
    Notes receivable                                             100        283
    Inventories                                                7,346     12,641
    Prepaid expenses and other current assets                  1,139        539
                                                           ---------  ---------
          Total current assets                                 8,889     15,281

 Property, plant and equipment, at cost:
    Land                                                          12        390
    Buildings and leasehold improvements                       2,057      4,918
    Machinery and equipment                                    1,486     20,023
                                                           ---------  ---------
          Total property, plant and equipment                  3,555     25,331
       Less: Accumulated depreciation and amortization          (707)   (22,330)
                                                           ---------  ---------
 Net property, plant and equipment                             2,848      3,001

 Goodwill, less accumulated amortization
     of $1,827 in 1999                                        26,249          0
 Debt issuance costs                                           5,528
 Other assets                                                  1,090        182
                                                           ---------  ---------

          Total Assets                                     $  44,604  $  18,464
                                                           =========  =========

Liabilities and Shareholders' Deficit:
 Current liabilities:
     Accounts payable                                      $   4,922  $   8,133
     Accrued liabilities                                       6,358      9,760
     Accrued interest                                          6,365      3,810
     Current portion of long-term debt                         8,722      6,435
     Revolving advance account                                39,994     44,049
     Term loans                                               49,639          0
                                                           ---------  ---------
          Total current liabilities                          116,000     72,187

 Long Term debt, principally to related parties,
     less current portion, net of unamortized
     discount of $4,768 and $6,276, respectively              22,475     13,968
                                                           ---------  ---------



          Total liabilities                                  138,475     86,155

                  Signal Apparel Company, Inc. and Subsidiaries
                     Consolidated Balance Sheets (Continued)
                           December 31, 1999 and 1998
                (in thousands of dollars, except per share data)


     Commitments and contingencies

 Shareholders' Deficit:

    Preferred stock
       Series G1, $1,000 stated value per share, 5,000
       shares authorized, issued and outstanding in
       1998, (cumulative unpaid dividends of $73 in 1998)                 4,484
       Series H, $100,000 stated value per share, 1,000
       shares authorized, 443.16 issued and outstanding
       in 1999 and 1998 (including unpaid dividends of
       $6,980 in 1999 and $3,989 in 1998)                     51,296     48,305
    Common Stock, 150,000,000 shares authorized,
       $.01 Par value per share, 53,492,406 and 32,661,955
       shares issued and outstanding in 1999 and 1998,
       respectively                                              535        326
    Additional Paid-in Capital                               191,263    165,242
    Accumulated Deficit                                     (335,848)  (284,931)
                                                           ---------  ---------

          Subtotal                                           (92,754)   (66,574)
 Less: cost of treasury shares (140,220 shares)               (1,117)    (1,117)
                                                           ---------  ---------

   Total shareholders' deficit                               (93,871)   (67,691)
                                                           ---------  ---------

          Total liabilities and shareholders' deficit      $  44,604  $  18,464
                                                           =========  =========

   The accompanying notes and independent auditors' reports should be read in conjunction with the consolidated financial statements.

                  Signal Apparel Company, Inc. And Subsidiaries
                      Consolidated Statements of Operations
              For the Years Ended December 31, 1999, 1998 and 1997
                (in thousands of dollars, except per share data)


                                                                               1999                   1998                   1997
                                                                             --------               --------               --------
Net sales                                                                    $ 98,725               $ 48,876               $ 44,616
Cost of sales                                                                  89,268                 43,999                 39,287
                                                                             --------               --------               --------
Gross profit                                                                    9,457                  4,877                  5,329

Royalty Expense                                                                 5,484                  4,211                  5,467
Selling, general and administrative
    Expenses                                                                   37,645                 21,643                 13,916
Interest expense                                                               14,254                  8,645                 14,726
Other (income) expense, net                                                         0                 (1,315)                 1,565
Write off of goodwill                                                               0                  4,542                      0
Nonrecurring charges                                                                0                  2,758                      0
                                                                             --------               --------               --------
Loss before income taxes                                                      (47,926)               (35,607)               (30,345)

Income taxes                                                                        0                      0                      0
                                                                             --------               --------               --------
Net loss                                                                      (47,926)               (35,607)               (30,345)

Less: preferred stock dividends                                                (2,991)                (4,062)                     0
                                                                             --------               --------               --------
Net loss applicable to common stock                                          ($50,917)              ($39,669)              ($30,345)
                                                                             ========               ========               ========
Weighted average shares outstanding,
    basic and diluted                                                          48,782                 32,644                 12,693
                                                                             ========               ========               ========

Basic/diluted net loss per share                                             ($  1.04)              ($  1.22)              ($  2.39)
                                                                             ========               ========               ========

   The accompanying notes and independent auditors' reports should be read in conjunction with the consolidated financial statements.

                  Signal Apparel Company, Inc. and Subsidiaries
                 Consolidated Statement of Shareholders' Deficit
              For the Years Ended December 31, 1999, 1998 and 1997
                 (in thousands of dollars except per share data)


                               Preferred Stock Series
                               A          C        F       G1        H    Common     Capital in  Accumulated Treasury    Total
                                                                           Stock      Excess of     Deficit     Stock
                                                                                     Par Value
Balance, December 31,      $39,584    $36,618      $0      $0        $0    $115       $73,507     ($214,862) ($1,117)    ($66,155)
1996
                           ------------------------------------------------------------------------------------------------------
Net loss                         0          0       0       0         0       0             0       (30,345)       0      (30,345)

Exercise of warrants to          0    (3,375)       0       0         0      46        13,911             0        0       10,582
acquire 4,630,000 shares
of common stock through
conversion of $10,582 in
debt and Series C
Preferred Stock

Conversion of $23,802 in         0    (20,514) 44,316       0         0       0             0             0        0       23,802
debt and Series C
Preferred Stock into
Series F Preferred Stock

Conversion of $15,833 in   (39,584)   (12,729)      0       0         0     155        67,991             0        0       15,833
debt and Series A and C
Preferred Stock into
15,473,220 shares of
Common Stock

Issuance of 855, 194             0          0       0       0         0       9         1,274             0        0        1,283
Shares of Common Stock
for Big Ball acquisition

Issuance of 4,750,000            0          0       0       0         0       0         3,716             0        0        3,716
warrants in connection
with extension of debt

                           ------------------------------------------------------------------------------------------------------
Balance, December 31,            0          0  44,316       0         0     325       160,399      (245,207)  (1,117)     (41,284)
1997
                           ------------------------------------------------------------------------------------------------------

Net loss                         0          0       0       0         0       0             0       (35,607)       0      (35,607)

Issuance of 125,000              0          0       0       0         0       1           180             0        0          181
shares of Common Stock

Conversion of Series F           0          0 (44,316)      0    44,316       0             0             0        0            0
Preferred Stock into
Series H Preferred Stock

Issuance of 5,000 shares         0          0       0   4,429         0       0           196             0        0        4,625
of Series G1 Preferred
Stock and 162,500
warrants to purchase
common stock

                  Signal Apparel Company, Inc. and Subsidiaries
           Consolidated Statement of Shareholders' Deficit (Continued)
              For the Years Ended December 31, 1999, 1998 and 1997
                 (in thousands of dollars except per share data)


                               Preferred Stock Series
                               A          C        F       G1        H    Common     Capital in  Accumulated Treasury    Total
                                                                           Stock      Excess of     Deficit     Stock
                                                                                     Par Value
Issuance of 3,997,000 warrants   0          0       0       0         0       0         4,467             0        0        4,467
to purchase common stock
to a lender

Accretion of Series G1           0          0       0      55         0       0             0           (55)       0            0
Preferred Stock

Cumulative accrued dividends on  0          0       0       0         0       0             0           (73)       0          (73)
Series G1 Preferred Stock

Cumulative accrued dividends on  0          0       0       0     3,989       0             0        (3,989)       0            0
Series H Preferred Stock
                           ------------------------------------------------------------------------------------------------------
Balance, December 31,            0          0       0   4,484    48,305     326       165,242      (284,931)  (1,117)     (67,691)
1998
                           ------------------------------------------------------------------------------------------------------

Net loss                         0          0       0       0         0       0             0       (47,926)       0      (47,926)

Issuance of 14,366,316 shares of 0          0       0       0         0     144        16,917             0        0       17,061
common stock for the acquisition
of Tahiti Apparel and payment
of Chan note

Issuance of 4,217,956 shares of  0          0       0       0         0      42         4,228             0        0        4,270
common stock to a lender

Conversion of preferred stock    0          0       0    (347)        0       3           344             0        0           -0-
for common stock

Issuance of 1,791,667 shares of  0          0       0       0         0      18         2,314             0        0        2,332
common stock and 375,000
warrants to senior lender

Issuance of 83,333 shares of     0          0       0       0         0       1           100             0        0          101
common stock to former officer

Issuance of 40,057 shares of     0          0       0       0         0       1             0             0        0            1
common stock for business
transactions

Issuance of 15,000 warrants to   0          0       0       0         0       0            16             0        0           16
purchase common stock

Repurchase of Series G1          0          0       0  (4,137)        0       0             0             0        0       (4,137)
Preferred Stock

Issuance of  warrants to         0          0       0       0         0       0         2,102             0        0        2,102
purchase common stock to a
lender

Dividends on Series H preferred  0          0       0       0       2,991     0             0        (2,991)       0         -0-
stock

                           ------------------------------------------------------------------------------------------------------
Balance, December 31,           $0         $0      $0      $0   $51,296    $535      $191,263     ($335,848) ($1,117)    ($93,871)
1999
                           ======================================================================================================


   The accompanying notes and independent auditors' reports should be read in conjunction with the consolidated financial statements.

                  Signal Apparel Company, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                               For the Years Ended
                        December 31, 1999, 1998 and 1997
                (in thousands of dollars, except per share data)


                                                                     1999                      1998                    1997
                                                                 -----------               -----------             -----------
Operating activities:
Net loss                                                         $   (47,926)              $   (35,607)            $   (30,345)

Adjustments to reconcile net loss to net cash used
     in operating activities:
  Nonrecurring charges                                                                           2,758
  Depreciation and amortization                                        3,712                     3,933                   1,467
  Increase in debt issuance costs                                     (2,332)
  Non-cash interest charges                                            5,051
  Non-cash compensation                                                  100
  (Gain) loss on disposal and write-down
    Of property, plant and equipment                                     472                    (1,199)                    977
  Loss on sale of GIDI Holdings                                           85
  Write-off of goodwill                                                                          4,542
  Changes in operating assets and liabilities,
    net of effects of business acquired:
    Receivables                                                        1,349                     2,566                  (2,147)
    Inventories                                                       13,060                    (2,251)                  5,146
    Prepaid expenses and other current assets                           (245)                     (131)                    349
    Other assets                                                        (465)
    Accounts payable and accrued liabilities                         (10,837)                    9,142                   3,709
                                                                 -----------               -----------             -----------
                    Net cash used in operating activities            (37,976)                  (16,247)                (20,844)
                                                                 -----------               -----------             -----------
Investing activities:
  Purchases of property, plant and equipment                            (730)                     (215)                   (233)
  Proceeds from sale of property, plant and equipment                                            1,575                   2,295
  Cash received in acquisition of Tahiti                                 476                                              (200)
  Proceeds from note receivable                                                                    217
  Proceeds from sale of Heritage Division                              2,500
                                                                 -----------               -----------             -----------
                    Net cash provided by investing activities          2,246                     1,577                   1,862
                                                                 -----------               -----------             -----------

Financing activities:
  Net (decrease)increase in revolving advance account                (17,887)                   3,592                      (26)
  Net increase in term loan borrowings                                50,000
  Proceeds from borrowings                                             6,922                     9,754                  22,472
  Principal payments on borrowings                                    (3,810)                   (2,970)                 (3,998)
  Principal payments on multi-employer withdrawal liability                                       (312)                   (795)
  Repurchase of  Series G1 Preferred Stock                            (2,398)
  Proceeds from issuance of Series G1 Preferred Stock                                            4,625                       0
  Proceeds from sale of convertible debt                               2,500
                                                                 -----------               -----------             -----------
                    Net cash provided by financing activities         35,327                    14,689                  17,653
                                                                 -----------               -----------             -----------

                  Signal Apparel Company, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (Continued)
                               For the Years Ended
                        December 31, 1999, 1998 and 1997
                (in thousands of dollars, except per share data)


                                                                     1999                      1998                    1997
                                                                 -----------               -----------             -----------
Net (decrease)increase in cash and cash equivalents              $      (403)              $        19             $    (1,329)

Cash and cash equivalents, beginning of year                             403                       384                   1,713
                                                                 -----------               -----------             -----------
Cash and cash equivalents, end of year                           $         0               $       403             $       384
                                                                 -----------               -----------             -----------


Supplemental schedule of non-cash investing and financing activities - See notes 2,4 and 5


The accompanying notes and independent auditors' reports should be read in conjunction with the consolidated financial statements.

                  SIGNAL APPAREL COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands of dollars, except per share data)

1.   Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of Signal Apparel Company, Inc. (the "Company") have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss applicable to Common Stock of $50,917 for the year ended December 31, 1999 and cumulative losses applicable to common stock for the past three years of $120,931. As a result of these continuing losses, the Company's accumulated deficit now totals $335,848 as of December 31, 1999.

As of December 31, 1999, the Company was not in compliance with certain financial covenants of its Revolving Credit, Term Loan and Security Agreement with its senior lender. The Company has received from its senior lender a waiver of compliance with the aforementioned financial covenants at December 31, 1999.

Throughout 1999 and during the first quarter of 2000, the Company experienced liquidity shortfalls from operations that were resolved through additional advances against the Company's available borrowing capacity. These shortfalls bring into question whether the Company will be in compliance with the financial covenants of its Revolving Credit, Term Loan and Security Agreement at the end of the first quarter of fiscal 2000 or have sufficient capacity under its available borrowings to fund its operating needs. Accordingly, all debt due the senior lender has been classified as a current liability in the consolidated balance sheets. The Company's working capital deficit as of December 31, 1999 totals $107,111.

If the debt due the senior lender does become subject to accelerated maturity, there can be no assurance the Company would be able to find other financing sources to continue operations or repay the senior lender.

The Company's continued existence is dependent upon its ability to raise additional debt or equity financing and to substantially improve its operating results in 2000. Plans to improve operations include: 1) reducing general and administrative costs; 2) focusing the Company's efforts on Tahiti's markets, which include swimwear, bodywear, and activewear; 3) expanding market penetration of the Company's Umbro license; 4) continuing to improve margins through effective offshore sourcing and other measures; 5) seeking appropriate additional acquisitions to enhance the Company's revenues and profitability.

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

Nature of Operations

The Company is engaged in the manufacture and marketing of apparel to retailers throughout the United States within the following product lines: screenprinted and embroidered knit and woven activewear for men and boys, and screenprinted and embroidered ladies' and girls' activewear, bodywear and swimwear.

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


Property, Plant and Equipment

Depreciation of property, plant and equipment is provided over the estimated useful lives of the assets principally using accelerated methods. Assets under capital leases are included in property, plant and equipment, and amortization of such assets is included with depreciation expense. The estimated useful lives of the assets range from 4 to 32 years for buildings and improvements and from 3 to 10 years for machinery and equipment. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation and amortization of property, plant and equipment amounted to $810 in 1999, $1,736 in 1998 and $1,411 in 1997.

The Company identifies and records impairment on long-lived assets when events and circumstances indicate that such assets have been impaired. The Company periodically evaluates the recoverability of its long-lived assets based on expected nondiscounted cash flows, and recognizes impairment, if any, based on expected discounted cash flows.

Net Loss per Share

As the Company is in a loss position for all periods presented, the Company's potential common stock would have an anti-dilutive effect on earnings per share ("EPS") and are excluded from the diluted EPS calculation for all periods presented.


Stock-Based Compensation

The Company accounts for its stock-based compensation plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Effective in 1996, the Company adopted the disclosure option of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 requires companies that do not choose to account for stock-based compensation as prescribed by the statement to disclose the pro forma effects on net income and earnings per share as if SFAS No. 123 had been adopted. Additionally, certain other disclosures are required with respect to stock-based compensation and the assumptions used to determine the pro forma effects of SFAS No. 123.

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

With regard to credit-approved sales, the senior lender accepts the credit risk for nonpayment due to financial inability to pay. With regard to non-credit-approved sales, the Company bears all credit risk of nonpayment for any reason. As of December 31, 1999, the senior lender had outstanding receivables from the Company's customers totaling $14,282, of which $2,611 was not credit-approved by the senior lender. The Company performs ongoing credit evaluations of those customers carried at its own risk and generally does not require collateral for such receivables. The Company maintains an allowance for doubtful accounts at a level which management believes is sufficient to cover potential credit losses.

For the years ended December 31, 1999, 1998 and 1997, one customer accounted for 58%, 19% and 20%, respectively, of the Company's net sales and the next largest customer accounted for 9%, 10% and 10%, respectively, of the Company's net sales.

The Company's NFL and NBA licenses expired on March 31, 1999 and July 31, 1999, respectively. The Company no longer has the right to manufacture NFL and NBA licensed products. During 1999 and 1998, respectively, licensed NFL and NBA product sales were approximately 3% and 21% of consolidated revenue. The loss of these licenses could also affect the Company's ability to sell other professional sports apparel to its customers, although the Company is not aware of any material impact to date.


Goodwill

In 1997, the Company acquired GIDI Holdings, Inc., doing business as Grand Illusion Sportswear and Big Ball Sports, Inc. (including Print The Planet, Inc.) (collectively "Big Ball"). These acquisitions resulted in goodwill of $751 and $4,137, respectively. As a result of the Company changing its business strategy and outsourcing more of its manufacturing process in 1998, the Company wrote off the remaining goodwill for both Grand Illusion and Big Ball [See Note 7]. Amortization and write-off of goodwill associated with the aforementioned acquisitions aggregated $4,832 in 1998. The acquisition of Tahiti [see Note 2] resulted in goodwill of $28,076. Amortization of goodwill for Tahiti was $1,827.

At each balance sheet date, the Company evaluates the period of amortization of intangible assets. The factors used in evaluating the period of amortization include (i) current operating results, (ii) projected future operating results, and (iii) any other material factor that effect the continuity of the business.

Segment Information

Effective in 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect the results of operations, financial position or segment-related disclosure information. Management has determined that the Company is a single reportable segment.

New Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

2.   Acquisition of Tahiti Apparel Co., Inc.

On March 22, 1999, effective January 1, 1999, the Company completed the acquisition of substantially all of the assets of Tahiti Apparel Co., Inc. ("Tahiti"), a New Jersey corporation engaged in the marketing of swimwear, bodywear and activewear for ladies and girls. The purchase price for the assets and business of Tahiti was $15,872, payable in shares of the Company's common stock having an agreed value (for purposes of such payment only) of $1.1875 per share. The Company acquired certain assets aggregating $12,875 and assumed certain liabilities aggregating $25,079.

The acquisition resulted in the issuance of 14,366,316 shares of the Company's Common Stock to Tahiti in payment of the purchase price under the Acquisition Agreement (including 1,000,000 shares issued in payment of the "Chan Note" discussed below). One million of such shares have been placed in escrow for a period commencing on the closing date and ending on the earlier of the second anniversary of the closing date or the completion of the Company's annual audit for its 1999 fiscal year to satisfy the obligations of Tahiti and its majority stockholders and to indemnify the Company against certain potential claims as specified in the Acquisition Agreement. During the course of negotiations leading to the execution of the Acquisition Agreement, and in order to enable Tahiti to obtain working capital financing needed to support its ongoing operations, the Company guaranteed repayment by Tahiti of certain amounts owed by Tahiti under one of its loans from its senior lender.

At a meeting held January 29, 1999, the Company's shareholders approved the issuance of up to 10,070,000 shares of the Company's Common Stock in connection with the Acquisition Agreement and the Chan Agreement discussed below, for which shares were issued in connection with the closing. Issuance of the additional 4,296,316 shares of Common Stock called for by the amendment to the Acquisition Agreement was approved by the Company's shareholders at the Company's annual meeting held on December 31, 1999, and the Company has issued such shares.

All of the shares of Common Stock issued pursuant to the Acquisition Agreement are unregistered, restricted shares pursuant to the rules of the Securities and Exchange Commission. Under the terms of a separate Registration Rights Agreement executed in connection with the Acquisition Agreement, Tahiti and/or its shareholders (and certain permitted assignees) have the right for a period of ten years following the Closing Date, under certain circumstances, to have the Company register the shares of Common Stock issued to them pursuant to the Acquisition Agreement. Tahiti shareholders have also agreed with the Company (subject to certain limited exceptions) to limit their transfers of Company Common Stock during each of the first five years following the closing date (two years in the case of the shares issued under the Chan Agreement) to no more than five percent of the number of shares held by each of them during each such year.

Pursuant to the terms of the Acquisition Agreement, the Company also entered into employment agreements with Tahiti's two former majority shareholders. These agreements call for minimum annual salaries of $500 each for five years. Each of them must be appointed to the Company's Executive Management Committee and one must be appointed as a director of the Company. The employment agreements also provide for the issuance in the aggregate of up to 4,000,000 warrants to purchase the Company's Common Stock with an average exercise price of $1.75 per share. One million of such warrants vested upon the signing of the Agreement and the remaining three million warrants are subject to certain vesting restrictions.

In connection with the acquisition, Tahiti and Tahiti's former majority shareholders reached an agreement with Tahiti's former minority shareholder, Ming-Yiu Chan (the "Chan Agreement"), pursuant to which Tahiti executed a promissory note to Chan in the principal amount of $6,770 (the "Chan Note"), bearing interest at the rate of 8% per annum, and payable as follows:

     (a) $3,500 payable in cash (with accrued interest thereon) in the following installments:

          $1,000 payable in equal installments of $250 (90 days, 180 days, 270 days, and 360 days following the closing)

          $2,500 payable in equal quarterly installments of $312 commencing June 1, 2000 with a final payment due on March 1, 2002.

     (b) The balance of $3,270 plus accrued interest payable, at the option of Tahiti, through either the delivery of 1,000,000 shares of Common Stock of the Company within five business days of the closing, or payment of such amount in cash in eight quarterly installments, beginning on the first anniversary of the closing under the Asset Purchase Agreement.

Under the terms of the Acquisition Agreement, the Company assumed the Chan note following closing and effective March 22, 1999 repaid $3,270 of the Chan note through the issuance of 1,000,000 shares of Common Stock.

The Acquisition Agreement gives Tahiti's former majority shareholders the right (jointly) to repurchase Tahiti's assets from the Company, if at any time prior to the fifth anniversary of the Closing, the Company is unable to provide sufficient financing to Tahiti to support a level of sales at least equal to the sales of such business for the preceding season plus a reasonable rate of growth (a "Financing Default"). If the rights were exercised, the repurchase price would consist of repayment to the Company of the original $15,872 purchase price (payable in shares of Common Stock which would be valued at $1.1875 per share), plus the assumption of liabilities incurred in the ordinary course of business.

The following pro forma information presents the results of operations of the Company for the year ended December 31, 1998 as though the acquisition occurred on January 1, 1998.

                                    (unaudited)

              Net Sales              $112,142
              Net Loss               ($45,602)
              Net Loss per share       ($1.08)

3.   Inventories

Inventories consisted of the following at December 31:

                                                                1999      1998
                                                              --------  --------
         Raw materials                                        $  1,079  $    788
         Work-in-process                                           583     1,377
         Finished goods                                          5,634    10,262
         Supplies                                                   50       214
                                                              --------  --------
         Total inventories                                    $  7,346  $ 12,641
                                                              ========  ========


4.   Debt

Debt consisted of the following at December 31:


                                                                1999      1998
                                                              --------  --------
         Senior Obligations:

         Term Loan A                                          $ 27,500  $    -0-

         Term Loan B                                            22,139       -0-

         Revolving advance account                              39,994    44,049
         under senior credit facility -
         interest payable monthly at the
         alternate base rate (8.5% at
         at December 31, 1999); plus 1.25%,
         guaranteed by principal
         shareholder

         Senior secured subordinated                            15,042    13,184
         promissory note to related
         party - interest at 10% (payable
         quarterly); secured by a second
         lien on accounts receivable,
         inventory, machinery and equip-
         ment, and certain real estate (net
         of unamortized debt discount of
         $4,768 and $6,276, respectively)

         Promissory unsecured subordinated                       2,100
         note to related party pursuant to
         Reimbursement Agreement - interest
         payable annually at 8% per annum

         Notes payable to related parties                        6,731     1,981
         interest accrued monthly at 5.5%
         to 8% per annum based on the
         average outstanding debt.(a)

         5% Convertible Debentures net                           3,373
         of unamortized debt discount
         of 1,627

         Subordinated debt to related party                      3,000     3,000

         Obligations under capital leases                          792     1,029

         Other                                                     159     1,209
                                                              --------  --------
         Total                                                 120,830    64,452
         Less:  current portion of long-term                     8,722     6,435
                debt
         Term loans                                             49,639
         Revolving advance account                              39,994    44,049
                                                              --------  --------
         Long-term debt, excluding current
         portion and Revolving advance account                $ 22,475  $ 13,968
                                                              ========  ========


     (a) In a prior year, the Company entered into a Reimbursement Agreement of a Promissory Note with FS Signal, a related party, whereby the Company agreed to repay amounts that FS Signal pays in support of letters of credit. As of December 31, 1999 and 1998 the Company had a debt of $3,981 and $1,981, respectively, relating to this agreement. Accrued interest relating to this debt as of December 31, 1999 and 1998 was approximately $316 and $207, respectively. (See Note 2 for information relating to the "Chan Note" in the amount of $2,750.)

Substantially all of the assets of the Company are secured under the terms of the aforementioned debt and capital lease agreements.

Revolving Credit Agreement and Term Loan with Senior Lender

Effective March 22, 1999, pursuant to a Revolving Credit, Term Loan and Security Agreement (the "Credit Agreement"), the Company completed a new financing arrangement with its senior lender, (GMAC Financial Corporation (successor in interest to BNY Financial Corporation) on its own behalf and as agent for other participating lenders). This arrangement provides the Company with funding of up to $98,000 (the "Maximum Facility Amount") under a combined facility that includes a $50,000 Term Loan (supported in part by $25,500 of collateral pledged by an affiliate of WGI, LLC, the Company's principal shareholder) and a Revolving Credit Line of up to $48,000 (the "Maximum Revolving Advance Amount"). Subject to the lenders' approval and to continued compliance with the terms of the original facility, the Company may elect to increase the Maximum Revolving Advance Amount from $48,000 up to $65,000, in increments of not less than $5,000.

The Term Loan portion of the new facility is divided into two segments with differing payment schedules: (i) $27,500 ("Term Loan A") payable, with respect to principal, in a single installment on March 12, 2004, and (ii) $22,500 ("Term Loan B") payable, with respect to principal, in 47 consecutive monthly installments on the first business day of each month commencing April 1, 2000, with the first 46 installments to equal $267 and the final installment to equal the remaining unpaid balance of Term Loan B. The Credit Agreement allows the Company to prepay either term loan, in whole or in part, without premium or penalty.

In connection with the Revolving Credit Line, the Credit Agreement also provides (subject to certain conditions) that the senior lender will issue Letters of Credit ("L/C")on behalf of the Company, subject to a maximum amount of $40,000 and further subject to the requirement that the sum of all advances under the revolving credit line (including any outstanding L/Cs) may not exceed the lesser of the Maximum Revolving Advance Amount or an amount (the "Formula Amount") equal to the sum of:

     (1)  up to 85% of Eligible Receivables, as defined, plus

     (2) up to 50% of the value of Eligible Inventory, as defined (excluding L/C inventory and subject to a cap of $30,000 availability), plus

     (3) up to 60% of the first cost of Eligible L/C Inventory, as defined, plus

     (4) 100% of the value of collateral and letters of credit posted by the Company's principal shareholders, minus

     (5)  Reserves (as defined).

As detailed below under "WGI, LLC Agreements," the Company's principal shareholder currently has in place guarantees totaling up to $7.5 million and has posted collateral totaling $31.3 million in support of the Company's borrowings under this formula.

In addition to the secured revolving advances represented by the Formula Amount, and subject to the overall limitation of the Maximum Revolving Advance Amount, the agreement provides the Company with an additional, unsecured Overformula Facility of $17,000 (the outstanding balance of which must be reduced to not more than $10,000 for at least one business day during a five business day cleanup period each month) through December 31, 2000. Between December 31, 2000 and June 1, 2001, both the maximum overall balance and the maximum cleanup period balance under this Overformula Facility are gradually reduced to zero in six equal monthly increments. Subject to the limitations of the Maximum Revolving Advance Amount and the Formula Amount, as well as the Maximum Facility Amount, the agreement also provides that the senior lender (in its individual capacity) may make Swingline Loans of up to $5,000 to the Company for periods not to exceed seven (7) days for any one such loan.

Interest on all amounts advanced under the Credit Agreement pursuant to the either Term Loan or Revolving Advances (including any outstanding Letters of Credit) is payable in arrears on the last day of each month. The facility allows the Company to select (separately) interest rates for both the Term Loan and Revolving Advances based on either a Domestic Rate or a Eurodollar Rate. Interest on Domestic Rate Loans is payable at a fluctuating Alternate Base Rate equal to the higher of the prime rate (as defined) (8.5% as of December 31, 1999) or the federal funds rate plus 0.5%, plus the Applicable Margin (as defined). Interest on Eurodollar Rate Loans is payable at a fluctuating Eurodollar Rate equal to the daily average of the 30-day London Interbank Offered Rate as published in The Wall Street Journal (5.8225% as of December 31,
1999) (calculated as prescribed in the agreement), plus the Applicable Margin (as defined). The Applicable Margin for both Domestic Rate Loans and Eurodollar Rate Loans is tied to the Company's ratio of Funded Debt to Free Cash Flow (each as defined in the agreement), and ranges (A) in the case of Domestic Rate Loans, from zero for a ratio less than or equal to 1.0:1 to 1.25% for a ratio greater than 5.0:0, and (B) in the case of Eurodollar Rate Loans, from 1.5% for a ratio less than or equal to 1.0:1 to 3.5% for a ratio greater than 5.0:1.

Notwithstanding the foregoing, the Credit Agreement provides that (x) from and after the Closing Date through and including the earlier of (i) the first anniversary of the Closing Date and (ii) the date on which the senior lender receives the Company's 1999 annual audited financial statement as required, the Applicable Margin shall be 1.25% for Domestic Rate Loans and 3.5% for Eurodollar Rate Loans, and (y) from and after the date that the Company repays in full Term Loan B, and (ii) the date at which advances are no longer permitted under the Overformula Facility, the Applicable Margin in effect from time to time for both Domestic Rate Loans and Eurodollar Rate Loans shall be increased by .50%.

In addition to the amounts due for interest, the Company is obligated to pay:
(i) a monthly unused facility fee, computed at the rate of 0.25% per annum, on the difference between the Maximum Revolving Advance Amount and the average daily balance of outstanding Revolving Advances (plus the aggregate undrawn amount of outstanding Letters of Credit) during that month; (ii) a monthly fee computed at the rate of 0.25% per annum on the outstanding face amount of any Letters of Credit (plus certain customary fees charged by the senior lender in connection with issuing letters of credit); and (iii) certain administrative fees payable to the senior lender under a fee letter executed in connection with the agreement.

The Credit Agreement requires, among other things, maintenance by the Company of prescribed minimum amounts of tangible net worth, ratios of current assets to current liabilities, and working capital and net operating results (excluding extraordinary items). The Credit Agreement also limits the Company's ability to pay dividends, the Company's future capital expenditures, and the amount of indebtedness the Company may incur, and it effectively prohibits future acquisition or business combination transactions by the Company without the lenders' consent. Substantial doubt exists regarding the Company's ability to maintain compliance with its financial covenants under the new Credit Agreement. As of December 31, 1999, the Company's senior lender waived certain covenant violations (tangible net worth, current ratio, working capital and net loss) under the Company's Revolving Credit, Term Loan and Security Agreement. During the first quarter of 2000, the Company does not expect to be in compliance with these covenants. Accordingly, Generally Accepted Accounting Principles ("GAAP") requires that the $49,639 of term loans be classified as a current liability even though the term of the loan is longer than one year.

In consideration of the provision of the additional, unsecured Overadvance Facility prescribed in the agreement, the Company permitted the senior lender to purchase a total of 1,791,667 shares of the Company's Common Stock at the par value of $.01 per share (the "Issued Shares") under the terms of a separate Subscription and Stock Purchase Agreement executed in conjunction with the Credit Agreement. The Company also issued to the senior lender warrants to purchase up to 375,000 additional shares of its Common Stock (the "Warrant Shares") at an exercise price of $1.50 per share. The fair market value of these warrants using the Black-Scholes Option Pricing Model was $204 and will be treated as a debt discount and amortized over the term of the agreement. Subject to certain requirements for advance notice to the Company by the holder regarding the number of Warrant Shares which the holder intends to purchase, the warrant becomes exercisable over a three-year period beginning December 31, 1999 with respect to a maximum of 125,000 shares per year. The agreement also gives the senior lender the right to have both the Issued Shares and the Warrant Shares registered for resale under the Securities Act of 1933 in prescribed installments over a staggered period of time, and provides certain customary antidilution protection with respect to the Warrant Shares and 625,000 of the Issued Shares for which resale registration is delayed.

The Subscription and Stock Purchase Agreement also provides for certain put and call options with respect to the Issued Shares. Under the put option, the senior lender will have the right (upon specified advance written notice) once each calendar year for three years, beginning December 31, 1999, to require the Company to purchase up to 388,889 of the Issued Shares at a price of $1.50 per share. This right will only be exercisable, however, if the average closing bid price of the Company's Common Stock for the five trading days prior to the date of the exercise of the put option is less than $1.50. Under the call option, the Company has the right (but not the obligation), exercisable at any time, while the senior lender holds the 1,166,667 issued shares (for which registration is not delayed under the agreement), to purchase all or any of the portion of such shares at $3.00 per share. The senior lender did not exercise its right at December 31, 1999 to have the Company purchase up to 388,889 shares.

WGI, LLC Agreements

On August 10, 1998, the Company's Board of Directors approved (subsequently approved by the shareholders) a new Credit Agreement between the Company and WGI, LLC, to be effective as of May 8, 1998 (the "WGI Credit

Agreement"), pursuant to which WGI will lend the Company up to $25,000 on a revolving basis for a three-year term ending May 8, 2001. Additional terms of the WGI Credit Agreement are as follows:

     o Maximum funding of $25,000, available in increments of $100 in excess of the minimum funding of $100.

     o Secured by a security interest in all of the Company's assets, subordinate to the security interests of the Company's senior lender.

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

Pursuant to the WGI Credit Agreement, WGI received warrants to purchase up to 5,000,000 shares of the Company's Common Stock at $1.75 per share, with the following additional terms:

     1) The warrants vest at the rate of 200,000 warrants for each $1,000 increase in the largest balance owed at any one time over the term of the Credit Agreement (as of December 31, 1999, the largest outstanding balance to date has been $19,810, which means that warrants to acquire 4,217,956 shares of Common Stock were vested, approved, issued and exercised as of such date);

     2) The warrants have registration rights no more favorable than the equivalent provisions in the currently outstanding warrants issued to principal shareholders of the Company, except that such rights include three demand registrations; and

     3) The warrants contain antidilution provisions which require that the number of shares subject to such warrants shall be adjusted in connection with any future issuance of the Company's Common Stock (or of other securities exercisable for or convertible into Common Stock) such that the aggregate number of shares issued or issuable subject to these Warrants (assuming eventual vesting as to the full 5,000,000 shares) will always represents ten percent of the total number of shares of the Company's Common Stock on a fully diluted basis.

The fair market value using the Black-Scholes option pricing model for the warrants was $4,467 and has been shown as a debt discount in the accompanying balance sheets. These warrants expire August 17, 2003.

As of December 31, 1999, the Company had not made any antidilution adjustments to the above warrants based on the formula described above, although the Company intends to calculate an appropriate initial antidilution adjustment in the current year, which will take into account all additional issuances of shares, options and warrants from December 1998 through the transactions approved by shareholders at the 1999 Annual Meeting which was held on December 31, 1999.

In order to further assist the Company in meeting its ongoing liquidity needs, WGI, LLC entered into a Reimbursement Agreement as of June 30, 1999 whereby it made certain direct payments to a third party licensor on the Company's behalf and provided additional collateral and guarantees in connection with the Company's Credit Agreement with its senior lender. Specifically, WGI, LLC:

     (1) Posted additional T-bills as collateral for the term loan portion in the amount of $8,500, bringing the total amount of such collateral posted by WGI to $25,500;

     (2) Posted additional T-bills as collateral for additional advances under the revolving term loan portion in the amount of $5,626.

     (3) Provided additional firm guarantees of the Company's obligations in the amount of $5,000, plus additional contingent guarantees of up to $2,500 (the amount of which will be fixed based on the results of an appraisal of the Company's Umbro License and fixed assets), bringing the maximum amount of the Company's indebtedness guaranteed by WGI, LLC to $20,000.

     (4) Made certain cash payments on behalf of the Company directly to a third-party licensor in the amount of $2,100.

As a mechanism for reimbursing WGI, LLC for payments made on the Company's behalf outside of the terms of the WGI Credit Agreement, as well as for any loss that it might suffer as a result of a decision by the senior lender to proceed against the guarantees and/or collateral posted by WGI with respect to the Company's obligations under its senior loan, the Company has entered into a Reimbursement Agreement and related Promissory Note with WGI, LLC, effective as of June 30, 1999, having the following key terms:

     Indebtedness under the Reimbursement Agreement will be unsecured and will be subordinated to the Company's obligations to its senior lender.

     The Reimbursement Agreement will remain outstanding for as long as WGI, LLC is obligated under any guarantees, or has any collateral posted, with respect to the Company's obligations under agreements with its senior lender or until all obligations under the Reimbursement Agreement are repaid, whichever is later.

     The Promissory Note created in connection with the Reimbursement Agreement will have a nominal principal amount of up to $53,226, with $2,100 of principal indebtedness initially outstanding (due to the licensor payment described above). The Company's principal indebtedness under the note will automatically increase from time to time in an amount equal to any payments made by WGI, LLC pursuant to any of the senior lender guarantees, plus the value of any WGI collateral which is offset by the senior lender against the Company's obligations. The Promissory Note will be amended in 2000 to increase the nominal principal amount to $56,776 in order to reflect additional collateral and guarantees posted by WGI, LLC in 1999.

     Indebtedness under the Reimbursement Agreement will bear interest at the rate of eight percent per annum, payable in annual installments either in cash or (at the Company's option) with shares of Common Stock valued at the then-current market price.

     The principal amount of the Company's indebtedness under the Reimbursement Agreement will be payable at any time upon demand of WGI, LLC.

As compensation to WGI, LLC for the opportunity cost and additional risk involved in issuing the guarantees and posting the collateral in support of the Company's financing arrangements as described above, and in consideration of WGI's agreement to leave these arrangements in place at least through March 12, 2004 (the initial term of the Credit Agreement), the shareholders approved the issuance of additional shares of Common Stock to WGI, LLC based on the following formula: the Company will issue shares of Common Stock having a fair market value of $200 with respect to each $1,000 (or fraction thereof) which WGI either has paid on the Company's behalf to third parties or has placed at risk in the form of new guarantees and/or collateral in support of the Company's Revolving Credit and Term Loan Agreement with the senior lender and its participating banks (a total of $23,726). Based on a fair market value of $1.125 per share for the Common Stock (the closing price on June 30,1999), this resulted in the issuance of 4,217,956 additional shares of Common Stock to WGI, LLC.

In a prior year, the Company signed a promissory note for $3,000 with a related party, FS Signal Associates I. The promissory note was due on April 30, 1997, subject to the terms of the subordination agreement with the Company's senior lender. Interest was payable at maturity at the prime rate, as defined, plus 3%. In connection with this promissory note, accrued interest payable to FS Signal Associates I was approximately $2,005 and $1,670 as of December 31, 1999 and 1998, respectively.

Interest expense in the consolidated statements of operations includes interest to related parties of $2,325, $2,211 and $11,081 during 1999, 1998, and 1997, respectively.

The Company made cash payments for interest of $9,757, $4,366 and $2,349 during 1999, 1998, and 1997, respectively. The aggregate future scheduled maturities of debt for the five years subsequent to December 31, 1999, are as follows:

                    2000               $  98,355(a)
                    2001                  16,549
                    2002                   3,807
                    2003                      19
                    2004                   2,100
                                        --------
                                        $120,830

(a) Includes $48,032 which by its terms is non-current. However, since the Company is in default of its Revolving Credit, Term Loan and Security Agreement, and is expected to continue to be in default in the first quarter of 2000, GAAP requires that the term loans be classified as a current liability through the term of the loan is longer than one year.

The fair value of the Company's debt approximates the carrying amount due to the short-term nature of the instruments.

5.   Capital Stock

In January 1999, the Company's shareholders approved the 1999 Stock Incentive Plan (the "1999 Plan") which superseded the Company's 1985 Stock Option Plan (the "1985 Plan"). No additional stock option grants are anticipated under the 1985 Plan. The stock options under the 1985 Plan outstanding as of December 31, 1999 typically have terms ranging from three to ten years and vest over periods from one to four years from date of grant.

The 1999 Plan provides for the grant of up to five million shares of the Company's Common Stock in the form of options, stock compensation awards and other stock-based awards. Options granted under the 1999 Plan as of December 31, 1999 have five year terms and vest either as of the grant date or over a period of two years from the date of grant. Stock compensation awards under the 1999 Plan constitute shares of the Company's Common Stock issued to the recipient as of the date of grant.

The Company accounts for its stock-based compensation under APB No. 25, under which no compensation expense has been recognized for stock options granted with exercise prices equal to or greater than the fair value of the Company's Common Stock on the date of grant. The Company adopted SFAS No. 123 for disclosure purposes. For SFAS No. 123 purposes, the fair value of each option and warrant grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1999, 1998, and 1997, respectively: risk-free interest rate of 5.25%, 5.63%, and 6.11%, expected life of 8.0, 7.0 and 3.0 years, expected dividend yield of 0% and expected volatility of 89% for 1999 and 71% 1998 and 1997. Using these assumptions, the fair value of the employee stock options and warrants (excluding warrants issued to lenders) granted in 1999, 1998 and 1997 is $5,358, $7,537, and $2,743, respectively, which would be amortized as compensation expense over the vesting period of the options. Compensation expense recognized under APB No. 25 in 1999, 1998 and 1997 is $0. Had compensation cost for the plan been determined in accordance with SFAS No. 123, utilizing the assumptions detailed above, the Company's pro forma net loss would have been $52,479, $43,303 and $31,049 for the years ending December 31, 1999, 1998 and 1997, respectively. Pro forma net loss per share would have been $1.08, $1.33 and $2.45 for the years ending December 31, 1999, 1998 and 1997, respectively.

The pro forma effect on net loss in this disclosure may not be representative of the pro forma effect on net loss in future years because it does not take into consideration expense related to grants made prior to 1995.

A summary of the Company's stock option activity for 1999, 1998 and 1997 is as follows:


                                            1999                             1998                             1997
                                  ----------------------------    -----------------------------    -----------------------------
                                              Weighted Average                 Weighted Average                 Weighted Average
                                   Shares      Exercise Price      Shares       Exercise Price      Shares       Exercise Price
Outstanding, beginning of year    2,404,850        $2.33          2,648,350         $2.69            493,600          $5.29
Granted, at market price                  0        $0.00            430,000         $1.76          1,700,000          $2.12
Granted, at below market price            0        $0.00                  0         $0.00             65,000          $2.38
Granted, at above market price      200,000        $1.00            350,000         $1.75            682,000          $2.38
Exercised                                 0        $0.00                  0         $0.00                  0          $0.00
Canceled or expired               (431,400)        $2.89         (1,023,500)        $2.82          (292,250)          $3.38
Outstanding, end of year          2,173,450        $2.05          2,404,850         $2.33          2,648,350          $2.69
Exercisable, at end of year       1,705,116        $2.22            623,684         $3.17            380,600          $5.38
Weighted average fair value of
     At market price                                 N/A                            $0.96                             $1.31
     At below market price                           N/A                              N/A                             $1.26
     At above market price                         $1.00                            $1.05                             $ .46


There are 2,173,450 options outstanding as of December 31, 1999, having exercise prices between $1.00 and $7.06 with a weighted average price of $2.05 and a weighted average remaining contractual life of 2.96 years. Of these options 1,705,116 were exercisable at year's end with a weighted average price of $2.22. The remaining 468,334 options have exercise prices between $1.00 and $2.38 with a weighted average price of $2.25.

In connection with the 1998 issuance of the Series G1 Convertible Stock, the Series F Preferred Stock was exchanged in full for the Series H preferred Stock. In the first quarter of 1999, WGI waived its right to receive $997 in preferred dividends that would have accrued in relation to the Series H Preferred Stock during the first quarter of 1999. WGI has not waived any other right to receive preferred dividends that accrued after the end of the first quarter of 1999.

The Company also issued 62,500 warrants to the placement agent and another 100,000 warrants to the purchasers of the Series G1 Preferred Stock. These warrants, using the Black-Scholes Option Pricing Model, were valued at approximately $196. The statement of shareholders' deficit reflects the face amount of the 5% Series G1, less the value of the warrants issued and other costs of issuance. Accretion and accrued dividends for 1998 were $55 and $73, respectively. The new Series H Preferred Stock is identical to the Series F Preferred Stock in every respect except that the Series H Preferred Stock will be junior in priority to the Company's 5% Series G1 Convertible Preferred Stock.

On March 3, 1999, the Company completed the private placement of $5 million of 5% Convertible Debentures due March 3, 2002 with two institutional investors. The Company received $102 in cash net of debt issuance costs and exchanged Series G1 Preferred Stock for the balance. The Company utilized the net cash proceeds from issuance of these Debentures to redeem all of the remaining outstanding shares of the Company's 5% Series G1 Convertible Preferred Stock (following the conversion of $348 stated value (including accrued dividends) of such stock into 331,140 shares of the Company's Common Stock effective February 26, 1999, by two other institutional investors). The transaction also reflects the Company's decision to forego the private placement of an additional $5,000 of 5% Series G2 Preferred Stock under the original purchase agreement with the Series G1 Preferred investors. In connection with the sale of the $5,000 of Debentures, the Company issued 2,500,000 warrants to purchase the Company's Common Stock at $1.00 per share with a term of five years. The fair market value, using the Black-Scholes option pricing model, of the above mentioned warrants of approximately $2,250 has been capitalized and included in the consolidated balance sheet as a debt discount. These costs are being amortized over the term of the Debentures. Effective September 14, 1999, in connection with the Company's late payment of interest that was due July 1, 1999 and the holders' waiver of the associated Event of Default, the Company agreed with the two holders of the Debentures that (A) the Debentures would be amended to eliminate an election that the Company previously had to make interest payments in either stock or cash and (B) the conversion price for the debentures would remain fixed at $2.00 per share of Common Stock until December 31, 1999, at which time the holders may adjust the conversion price to $1.00 per share unless Signal procures the posting of not less than $10,000 of new collateral in support of additional funding under its GMAC loan on or before such date (in which case the Company may elect to adjust the conversion price to $1.25 per share of Common Stock which election the Company has made).

Under its Restated Articles of Incorporation, as amended, the Company has the authority to issue 1,600,000 shares of preferred stock having no par value, issuable in series, with the designation, powers, preferences, rights, qualifications and restrictions to be established by the board of directors. At December 31, 1999, the Company had authorized 400 shares of Series A Preferred Stock, 250 shares of Series B Preferred Stock, and 1,000 shares of Series C Preferred Stock, and 20,000 shares of Series E Preferred Stock, and 1,000 shares of Series F Preferred Stock.

A summary of the Company's warrant activity for 1999, 1998 and 1997 is as follows:


                                            1999                             1998                             1997
                                  ----------------------------    -----------------------------    -----------------------------
                                              Weighted Average                 Weighted Average                 Weighted Average
                                   Shares      Exercise Price      Shares       Exercise Price      Shares       Exercise Price
Outstanding, at
  Beginning of year              14,571,106        $2.05         10,889,560         $4.21          9,754,560          $5.22
Issued, at market price                   0        $0.00          8,816,546         $1.75            250,000          $2.38
Issued, at above market price     4,475,000        $1.73            162,500         $3.05          5,710,000          $1.86
Issued, at below market price     2,500,000        $1.00                            $0.00            250,000          $2.50
Exercised                                 0        $0.00                            $0.00         (4,630,000)         $3.01
Canceled or expired                (300,000)       $7.06         (5,297,500)        $6.02           (445,000)         $7.06
Outstanding, at end of year      22,199,106        $1.70         14,571,106         $2.05         10,889,560          $4.21
Exercisable, at end of year      15,081,146        $2.16         11,138,075         $2.13          9,824,560          $4.40
Weighted average fair value of
warrants granted:
  At market price                                  $ N/A                            $1.27                             $1.22
  At below market price                            $1.27                              N/A                             $1.69
  At above market price                            $1.50                            $1.21                             $0.46

Of the 22,199,106 warrants outstanding at December 31, 1999, 21,967,046 have exercise prices between $1.00 and $3.125, with a weighted average exercise price of $1.60 and a weighted average remaining contractual life of 5.27 years. Of these warrants, 14,849,086 are exercisable with a weighted average exercise price of $1.65. The remaining 232,060 warrants, all of which are presently exercisable, have exercise prices of $8.52 or $11.61, with a weighted average exercise price of $11.10 and a weighted average remaining contractual life of
1.85 years.

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

There was no income tax provision or benefit recorded during the years ended December 31, 1999, 1998 and 1997, due to the losses sustained by the Company.

Deferred income tax assets and liabilities for 1999 and 1998 reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting and income tax reporting purposes. The Company has established a valuation allowance for the entire amount of the net deferred tax asset due to the uncertainty regarding the realizability of these assets. Temporary differences and carry forwards which give rise to deferred tax assets as of December 31, 1999 and 1998 are as follows (in thousands):

                                                       1999                 1998
                                                    ---------------------------
Deferred tax assets:
Tax loss carry forwards                             $ 114,600         $  95,425
Inventory reserves                                        418             1,135
Accounts receivable reserves                               95             1,748
Accrued interest                                        2,419
Nonrecurring charges                                                      1,229
Other                                                                     1,719
                                                    ---------------------------
Total deferred tax asset                              117,532           101,256
Valuation allowance                                  (117,532)         (101,017)
Deferred tax liabilities:
LIFO to FIFO change                                                        (239)
                                                    ---------------------------
Net deferred tax asset                              $       0         $       0
                                                    ===========================


The Company and its subsidiaries file a consolidated federal income tax return. At December 31, 1999, the Company had tax loss carryforwards of approximately $302,000 which expire in years 2000 through 2019 if not utilized earlier. At the time certain subsidiaries were acquired, they had tax loss carry forwards of $17,400, $11,800, and $3,021, respectively, which are included above. These tax loss carry forwards are subject to annual limitations imposed for the change in ownership (as defined in Section 382 of the Internal Revenue Code) and application of the consolidated income tax return rules.

The Company did not pay any income taxes in 1999, 1998 and 1997.

The provisions for income taxes differs from the amount computed using the federal statutory rate of 34% as a result of the following:

Year ended December,                      1999          1998             1997
--------------------                     --------------------------------------

Tax at federal statutory rate             (34)%          (34)%            (34)%

Increase in valuation allowance            34%            34%              34%
                                         --------------------------------------
                                           -0-            -0-              -0-
                                         ======================================

7.   Restructuring Charges

In the fourth quarter of 1998, the Company reevaluated its business strategy. The reevaluation resulted in a shift from a capital-intensive manufacturing company to a sales and marketing company with lower fixed costs. In connection with the reevaluation of the Company's business strategy, the Company analyzed the performance of its operations and divisions. This analysis indicated that significant strategic and operational changes would be necessary, including the closure of the Big Ball operations and the Chattanooga and Tazewell locations, as well as the sale of the Heritage division and Grand Illusion.

In January 1999, the Company completed the sale of its Heritage division to Heritage Sportswear, LLC, a new company formed by certain former members of management of the Heritage division. Under the terms of the sale dated January 20, 1999, the Company retained accounts receivable and accounts payable of approximately $100 and $500, respectively, and received cash consideration of $2,500 and a note receivable of $400, subject to post closing adjustments. The note receivable bears principal interest at 10% with accrued interest payable with each principal payment, payable over five years.

The Company reached a decision during the fourth quarter of 1998 to close the Big Ball operations, as well as the Chattanooga and Tazewell facilities.

In the first quarter of 1999, Signal closed its offices and warehouses in Chattanooga, Tennessee and its production facilities in Tazewell, Tennessee and shut down substantially all of its operations located there. Signal relocated its sales and merchandising offices to New York, New York and relocated the corporate offices and all accounting and certain related administrative functions to Avenel, New Jersey.

In the second quarter of 1999, Signal closed its warehouse and printing facility in Houston, Texas and shut down substantially all of its operations located there (except for certain artist functions). The Houston facility was the location for the design, manufacture, and sale of the company's Big Ball Sports line of products. Signal relocated the sales and design functions to New York, New York and has outsourced all of the manufacturing functions for the Big Ball Sports line to third parties. The Company's negative gross profit for the second quarter of 1999 includes $1,900 related to closeout goods and $500 from customer chargebacks related to the Big Ball shutdown.

In July 1999, the Company completed the sale of its GIDI Holdings, Inc. subsidiary (also known as Grand Illusion) to the previous president of the Company. Under the terms of the sale dated July 31, 1999, the Company sold all of the issued and outstanding common stock of GIDI Holdings in consideration of the assumption by the buyer of $900 of short-term liabilities of GIDI Holdings (including the release of any guarantees of the Company of such obligations). This resulted in the Company recognizing a loss on sale of $85. The Company also retained 35 shares of Series A Preferred Stock in GIDI Holdings. The Preferred Stock has the following attributes: (a) Par value of $10,000 per share, (b) senior to all other classes of capital stock in GIDI Holdings, (c) cumulative 6% cash dividends accrue and are payable semi-annually on June 30 and December 31 each year, (d) if GIDI Holdings or its assets are sold within 18 months after the last share of Preferred Stock has been redeemed, the Preferred Holders are entitled to receive 35% of all proceeds of sale in excess of $1,000, (e) veto rights on any organic change in GIDI Holdings, (f) convertible (in the aggregate) into 35% of the common stock of GIDI Holdings, and (g) starting December 31, 1999, mandatory redemption of 6 shares each 6 months.

Management also assessed (1) the realizability of the goodwill recorded for Big Ball and Grand Illusion when they were acquired in late 1997 and (2) the fair value of the assets associated with Big Ball and Grand Illusion and those associated with the Chattanooga and Tazewell plant locations. The determination of goodwill impairment for Big Ball and Grand Illusion was based on the Company's plans to close down Big Ball and the expected loss resulting from the sale of Grand Illusion. Neither Big Ball nor Grand Illusion was expected to provide further cash flows sufficient to recover any of the remaining goodwill, and the goodwill was deemed fully impaired. Accordingly, the Company recorded a $4,542 charge in 1998 to write-off the remaining goodwill resulting from the Big Ball and Grand Illusion acquisitions.

Both of these actions are due to continuing operating losses and the uncertainty about the Company's ability to return the divisions to profitability. Net sales and net operating losses for Big Ball and Grand Illusion for 1999, 1998 and 1997 were as follows (in thousands):

                              Big Ball                         Grand Illusion
                              --------                         --------------
         1999
         ----
         Net Sales             $2,327                              $1,991
         Net Loss              $1,840                                 $28

         1998
         ----
         Net Sales             $7,638                              $3,091
         Net Loss              $6,885                              $1,153


         1997
         ----
         Net Sales             $1,362                              $  347
         Net Loss              $  445                              $  167



In connection with the decisions discussed above, the Company recorded a $2,758 restructuring charge in 1998, which was composed of the write-down of fixed assets of the aforementioned divisions and locations, employee termination benefits, and other exit costs such as lease buyouts, contract buyouts, legal and professional costs associated with plant closures, and cost of employees incurred after operations cease that are associated with the closing of the Chattanooga location.


8.   Pension and Retirement Plans

The Company sponsors a defined contribution plan for employees. The Company makes contributions to the plan equal to a percentage of the participants' contributions within certain limitations. The Company recognized expense related to this plan of $19, $120 and $121, in 1999, 1998 and 1997, respectively. The Company's policy is to fund amounts accrued annually.

Certain former employees of Signal participate in a defined benefit pension plan negotiated with a union (multi-employer plan) that no longer represents any employee of the Company. The total multi-employer withdrawal liability was approximately $69 as of December 31, 1998, which was paid in 1999.


9.   Valuation and Qualifying Accounts

Valuation and qualifying accounts by classification amounted to the following as of December 31, 1999, 1998 and 1997:


                                          Balance at        Charged to
                                          beginning          costs and                                          Balance at
                                           period             expense               Other    Deductions       end of  period
                                          -------------------------------------------------------------------------------------
Year ended December 31, 1999
Deducted from asset accounts
Allowance to reduce inventories
  to net realizable value                 $ 3,023           $   599                          $ 2,523             $ 1,099
Allowance for doubtful accounts             2,443               134                   0        2,326                 251
                                          -------------------------------------------------------------------------------------
                                          $ 5,466           $   733                   0      $ 4,849             $ 1,350


Year ended December 31, 1998
Deducted from asset accounts
Allowance to reduce inventories
  to net realizable value                 $ 4,561           $ 1,194                          $ 2,732             $ 3,023
Allowance for doubtful accounts             1,887               601                               45(1)            2,443
                                          -------------------------------------------------------------------------------------
                                          $ 6,448           $ 1,795                   0      $ 2,777             $ 5,466







Year ended December 31, 1997
Deducted from asset accounts
Allowance to reduce inventories
  to net realizable value                 $ 3,544           $ 4,202                          $ 3,185             $ 4,561
Allowance for doubtful accounts             1,573               107                 391(2)       184(1)            1,887
                                          -------------------------------------------------------------------------------------
                                          $ 5,117           $ 4,309                 391      $ 3,369             $ 6,448


(1)    Uncollectable accounts written off, net of recoveries.

(2)    Represents allowance for doubtful accounts acquired in acquisition.

10.  Commitments and Contingencies

Operating Leases

The Company occupies sales and administrative offices and uses certain equipment under operating lease arrangements. Rent expense aggregated approximately $1,048 in 1999, $1,377 in 1998 and $1,229 in 1997. Future minimum rental commitments for all noncancelable operating leases as of December 31, 1999 are as follows:

                         2000                     $885
                         2001                      654
                         2002                      493
                         2003                      475
                         2004                      456
                         Thereafter                821
                                                ------
                                                $3,784
                                                ======

Real estate taxes, insurance, and maintenance expense are generally obligations of the Company.

Letters of Credit Supported by Related Parties

The Company uses letters of credit (which are supported by commitments from entities controlled by FS Signal) to assist the Company in certain matters. During 1997, the Company entered into a Reimbursement Agreement and a Promissory Note with FS Signal whereby the Company agreed to repay amounts that FS Signal pays in support of these letters of credit. At December 31, 1999, the Company had $3,981 in current portion of long-term due to FS Signal for creditor drawdowns on these letters of credit, which were provided by FS Signal in 1999 ($2,000) and prior years.

Letters of Credit

Outstanding letters of credit were $12,054 as of December 31, 1999.

Royalty and Other Commitments

Pursuant to the term of various license agreements, the Company is obligated to pay future minimum royalties as follows as of December 31, 1999:

                         2000                   $3,516
                         2001                    2,910
                         2002                    2,426
                         2003                      960
                                                ------
                                                $9,812
                                                ======

 The Company has accrued all minimum royalties due as of December 31, 1999.

Financial Advisor Agreement

Effective May 9, 1997 the Company entered into an agreement with Weatherly Financial ("Weatherly") pursuant to which Weatherly was engaged to act as financial advisor to the Company on an exclusive basis with respect to evaluating, pricing, negotiating and closing mergers and acquisitions and other investments and arranging financing on the Company's behalf ( the "Weatherly Agreement"). The Weatherly Agreement had a term of two years, subject to the Company's right to terminate the agreement upon ninety days' prior written notice after May 8, 1998. Weatherly was to be compensated for these services through: (a) a $5 base monthly fee and (b) prescribed additional success fees for completed financing or acquisition transactions arranged through Weatherly's assistance. In addition, Weatherly was granted warrants, effective May 9, 1997, to purchase 805,000 shares of the Company's Common Stock at $2.50 per share in connection with such services. These warrants vest upon achievement of certain business objectives with respect to the Company's business performance which were part of an overall arrangement that also included additional warrant opportunities. Subject to its fiduciary duties, the Company also agreed to use its efforts to cause two persons selected by Weatherly to be nominated for election to the Company's Board of Directors at each annual meeting through the term of the Agreement.

When the Weatherly Agreement was executed, all of the parties thereto anticipated that Thomas A. McFall and John W. Prutch, in their capacities as associates of Weatherly, would play a significant role in performing the services to be provided to the Company by Weatherly, and, in such capacity, would receive a significant portion of the compensation payable under the Weatherly Agreement. In connection with the Company's subsequent employment of Mr. McFall as CEO of the Company, and Mr. Prutch as President of the Company, the Company renegotiated the Weatherly Agreement, replacing it with an agreement approved by the Board of Directors on August 10, 1998 to be effective as of May 8, 1998, directly with Messrs. McFall and Prutch.

Under the terms of the May 8, 1998 Agreement, the Warrants previously issued to Weatherly were assigned 50% to Mr. McFall and 50% to Mr. Prutch, and have been repriced to $1.75 per share. Each of Messrs. McFall and Prutch also were issued additional warrants, with a term of ten years, for the purchase of up to 1,902,273 shares of Common Stock at an exercise price of $1.75 per share. By an agreement dated as of July 31, 1999, Mr. Prutch and Mr. McFall each assigned 768,258 warrants to Mr. Howard Weinberg, then Chief Financial Officer of the Company, for his services to the Company as well as his services rendered to the Company in connection with the activities covered by the Company's agreement with Messrs. Prutch and McFall. Mr. Weinberg's warrants are subject to the same terms and conditions as the Prutch and McFall warrants. All of these warrants are subject to a new vesting schedule which provides that 33.4% of the warrants (513,195 shares for each of Messrs. McFall, Prutch and Weinberg) are immediately exercisable. Mr. Prutch also assigned to Mr. McFall all future rights to receive compensation in any form pursuant to the May 8, 1998 Agreement.

Each of the three remaining incremental installments of 22.2% of the total warrants (approximately 341,107 shares for each of Messrs. McFall, Prutch and Weinberg) will vest on the basis of the achievement of goals concerning prescribed increases in the Company's annual pre-tax earnings and/or the average public trading price of its Common Stock over any period of 120 consecutive calendar days. The warrants also will contain customary anti-dilution provisions and piggyback registration rights, and Messrs. McFall, Prutch and Weinberg will be restricted in their ability to dispose of the Common Stock issuable under the Warrants without the prior consent of WGI, LLC.

In connection with the Company's sale of Grand Illusion, Mr. Prutch resigned as President and as a director of the Company, and the Company and Mr. Prutch agreed to terminate their May 8, 1998 agreement as of July 31, 1999. The May 8, 1998 agreement with Mr. McFall remains in effect. Under the terms of the termination of that agreement, Mr. Prutch retained 1,536,515 warrants and was issued 83,333 shares of the Company's Common Stock pursuant to the Company's 1999 Stock Incentive Plan in satisfaction of all obligations of that Company to him under the May 8, 1998 Agreement. Mr. Prutch was also paid $50 in severance payments during 1999.

The May 8, 1998 agreement also provides that Messrs. McFall and Prutch (prior to the assignment of rights from Mr. Prutch to Mr. McFall and the termination of the May 8, 1998 agreement with Mr. Prutch as of July 31, 1999), collectively, will receive a success fee equal to three percent of the proceeds of any financing transactions which they participate in developing, negotiating and closing with third parties for the benefit of the Company, a portion of which may be paid in additional equity under certain circumstances. They also (collectively until the termination/assignment of Mr. Prutch's rights) will receive a success fee in connection with identifying, negotiating and closing any Acquisition Transactions (as defined in the agreement) equal to three percent of the Aggregate Consideration paid by the Company (as defined in the Agreement). All cash payments to Mr. McFall (and formerly Mr. Prutch) are subject to reduction by the amount of any compensation which they receive in their capacities as officers of the Company.

Guarantee

In connection with the sale of property, plant and equipment in a prior year, the Company guaranteed certain debt of the purchaser. The balance outstanding at December 31, 1999 was approximately $1,600. The purchaser's operations have recently been curtailed and there is no assurance that normal operations will shortly resume. The Company has provided for an estimated loss, after liquidation of related collateral, of $700 which is included in selling, general and administrative expenses for the year ended December 31, 1999.

Legal Proceedings

The Company is a party to various legal proceedings incidental to its business. The ultimate disposition of these matters is not presently determinable but will not, in the opinion of management, have a material adverse effect on the Company's financial condition or results of operations.

On April 5, 1999, litigation was filed against the Company by former employees of the Company's LaGrange, Georgia facility, which the Company closed in December 1996, alleging that the Company violated the provisions of the WARN Act in connection with the closing of the LaGrange facility. This litigation was settled by the Company in December 1999 for an amount not material to the financial condition or results of operations of the Company.

The Company is also in a dispute regarding certain finished garment purchases from a third party vendor. The vendor had delivered a portion of the garments pursuant to the Company's purchase agreement when a dispute arose between the Company and the vendor concerning quality problems and failure of the goods to meet the Company's specifications. At that time, the Company was obligated under the agreement for the purchase of additional goods for which the Company did not take delivery. The Company is asserting breach of contract against the vendor for both failure of quality and timely delivery. The vendor is asserting breach of contract against the Company. No lawsuit has been filed. The Company has reserved $1,000 to cover anticipated costs relating to the resolution of its dispute with this third party vendor, including legal fees. This $1,000 charge is reflected in selling, general and administrative expenses for 1998 in the accompanying consolidated statements of operations.

On April 14, 1999, litigation was commenced against the Company and an affiliate of the Company's principal shareholders ("Shareholder Affiliate") by a consulting and investment advisory services company alleging the Company and/or the Shareholder Affiliate owes the plaintiff fees in connection with the Company's acquisition of the business and assets of Tahiti Apparel in March 1999. The Company and the Shareholder Affiliate have independently filed answers denying the allegations in the litigation complaint. The Company has accrued $400 for legal fees and other potential costs of this litigation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The following information previously was reported by the Company in Current Reports on Form 8-K dated July 21, 1999 and August 20, 1999, in connection with the resignation of Arthur Andersen LLP as the Company's independent public accountants and the subsequent appointment of the firm of Goldstein Golub Kessler LLP as the Company's independent public accountants.

July 21, 1999 Form 8-K:

     (a) On July 21, 1999, Arthur Andersen LLP ("Andersen"), resigned as the independent public accountants and auditors of Signal Apparel Company, Inc. (the "Registrant"). The Registrant is currently in the process of selecting an independent public accountant as a successor to Andersen.

          During the Registrant's latest two fiscal years and the subsequent period through July 21, 1999, the date on which Andersen resigned as the Registrant's independent public accountants and auditors, there were no disagreements between the Registrant and Andersen on any matter relating to accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which if not resolved to Andersen's satisfaction would have caused it to make reference to the subject matter of such disagreement in connection with its reports. Andersen's reports on the Registrant's financial statements for the fiscal years ended December 31, 1997 and 1998 were modified when issued with respect to an explanatory paragraph describing a going concern issue; however, such reports did not otherwise contain any adverse opinions or disclaimers of opinion, nor were such reports modified as to audit scope, accounting principles, or other uncertainty.

          On July 16, 1999, Andersen issued a memorandum on internal control structure relating to the year ended December 31, 1998. That memorandum described certain deficiencies in internal control relating to: (i) communications between accounting and executive management;
          (ii) missing source documentation; (iii) general ledger closing procedures; and (iv) account reconciliations.

          The deficiencies noted in the Andersen memorandum resulted, in large part, from the move of the Registrant's Corporate Headquarters from Chattanooga, Tennessee to Avenel, New Jersey in the period from December 1998 through January 1999. A near-complete turnover in accounting personnel occurred during this period in addition to the disruption in the Registrant's management information and financial reporting systems that resulted from this move.

          Prior to the receipt of the Andersen Memorandum, the Registrant engaged the services of GDL Management Services Division of Mahoney Cohen & Company, C.P.A., P.C. to upgrade the Registrant's accounting function. This engagement has been expanded to address specifically the issues raised by the Andersen Memorandum.

          In response to the Andersen Memorandum, the Registrant has taken steps to:

          1. Implement more thorough policies and procedures to ensure more complete and timely communications between its accounting department and management regarding any activities having significant financial implications so that such activities will be appropriately reflected in the Registrant's books and records;

          2. Update and publish its formal policies and procedures with respect to document retention and storage in order to facilitate distribution to appropriate accounting personnel; and

          3. Update and publish its formal month-end closing procedures and account reconciliation procedures to reduce to a reasonably low level the possibility that the absence or weakness of such procedures might result in inaccuracies in the Registrant's financial statements.

               Additionally, the Registrant has addressed staffing issues in order to improve the supervision and review of accounting matters generally.

               The Registrant has authorized Andersen to respond fully to the inquiries of the Registrant's successor accountant. The Registrant has provided Andersen with a copy of the disclosures contained in this Form 8-K, and has requested that Andersen furnish the Registrant with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by the Registrant therein.


August 20, 1999 Form 8-K:

     (a) On August 20, 1999, the Registrant appointed the accounting firm of Goldstein Golub Kessler LLP ("Goldstein") as the Registrant's independent public accountants and auditors, effective immediately. The decision to engage Goldstein as the Registrant's accountants and auditors was approved by the full Board of Directors. During the Registrant's two most recent fiscal years and the subsequent interim period through August 20, 1999, Goldstein was not consulted with respect to any of the items referred to in Item 304(a)(2) of Regulation S-K.


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

     (a)1. Financial Statements and Schedules

     The financial statements are incorporated by reference under Part II, Item 8 and are set forth in the Index to Financial Statements and Schedules found in Part II, Item 8.

     (a)2. Financial Statement Schedules:

     Schedule II -- Valuation and Qualifying Accounts (included herewith in audited financial statements)

     All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

     (a)3. Exhibits



      Exhibit                                                                        Incorporation by Reference (to SEC
      Number   Description of Exhibit                                                 File No. 1-2782) or Filed Herewith
      ------   ----------------------                                             --------------------------------------
        2.1    Asset Purchase Agreement dated as of December 17, 1998, by and     Exhibit 10.1 to current report on Form 8-K dated
               among the Company, Tahiti Apparel, Inc. and the stockholders       March 22, 1999.
               of Tahiti Apparel, Inc.

        2.2    Amendment, dated March 16, 1999, to Asset Purchase Agreement       Exhibit 10.2 to current report on Form 8-K dated
               dated as of December 17, 1998, by and among the Company,           March 22, 1999.
               Tahiti Apparel, Inc. and the stockholders of Tahiti
               Apparel, Inc.

        2.3    Second Amendment, dated April 15, 1999, to Asset Purchase          Exhibit 10.1 to Form 10-Q for the quarter ended
               Agreement dated as of December 17, 1998, by and among the          April 3, 1999.
               Company, Tahiti Apparel, Inc. and the stockholders of
               Tahiti  Apparel, Inc.

        3.1    Restated Articles of Incorporation of Signal Apparel Company,      Filed Herewith.
               Inc. as amended through January 5, 2000.

        3.2    Copy of Bylaws as amended March 23, 1992.                          Exhibit 3-2 to Form 10-K for the year ended
                                                                                  December 31, 1991.

        4.1    Form of 5% Convertible Debentures, due March 3, 2003, of           Exhibit 4.1 to Current Report on Form 8-K dated
               Signal Apparel Company, Inc.                                       March 3, 1999.

       10.1    Warrant Purchase Agreement, dated as of March 1, 1991,             Exhibit 10.25 to Form 10-K for the year ended
               between the Company, The Shirt Shed, Inc. and Licensing            December 31, 1991.
               Corporation of America.

       10.2    Warrant No. 002 issued to Licensing Corporation of America,        Exhibit 10.1 to the Form 10-Q for the quarter
               covering 193,386 shares of the Company's Common Stock,             ended September 30, 1994.
               dated as of July 27, 1991 and expiring July 22, 2001.


      Exhibit                                                                        Incorporation by Reference (to SEC
      Number   Description of Exhibit                                                 File No. 1-2782) or Filed Herewith
      ------   ----------------------                                             --------------------------------------
       10.3    Warrant No. 003 issued to Licensing Corporation of America,        Exhibit 10.2 to the Form 10-Q for the quarter
               covering 38,674 shares of the Company's Common Stock,              ended September 30, 1994.
               dated as of April 30, 1993 and expiring April 30, 2003.

       10.4    Promissory Note dated March 31, 1994 between the Company           Exhibit 10.2 to Form 10-Q for the quarter ended
               and FS Signal Associates 1.                                        March 31, 1994.

       10.5    Subordination Agreement, dated March 30, 1994, between the         Exhibit 10.47 to Form 10-K for the year ended
               Company, FS Signal Associates and BNY Financial Corporation.       December 31, 1993.

       10.6    Real Estate Mortgage, Security Agreement, Assignment of Lease      Exhibit 10.4 to current report on Form 8-K filed
               and Rents and Fixture filing dated March 31, 1995 between The      on May 10, 1995.
               Shirt Shed and Walsh Greenwood.

       10.7    First Amendment dated August 10, 1995, to Real Estate Mortgage,    Exhibit 10.102 to Form 10-K for the year ended
               Security Agreement, Assignment of Lease and Rents and Fixture      December 31, 1995.
               Filing dated March 31, 1995, between The Shirt Shed and Walsh
               Greenwood.

       10.8    Reimbursement Agreement and related Promissory Note dated          Exhibit 10.108 to Form 10-K for the year ended
               January 30, 1997, among the Company, FS Signal Associates          December 31, 1996.
               Limited Partnership and FS Signal Associates II Limited
               Partnership, concerning renewal and guaranty arrangements
               with respect to certain letters of credit.

       10.9    Stock Purchase Agreement, dated October 31, 1997, by and           Exhibit 2-1 to Current Report on Form 8-K dated
               among the Company, Lee Ellis and Jimmy Metyko.                     November 5, 1997.

       10.10   Stock Purchase Agreement, dated October 31, 1997, by and           Exhibit 2-2 to Current Report on Form 8-K dated
               among the Company and Elizabeth Miller.                            November 5, 1997.

       10.11   Convertible Preferred Stock Purchase Agreement dated               Exhibit 10.1 to Current Report on Form 8-K dated
               September 17, 1998, among the Company and four institutional       September 17, 1998.
               purchasers of the Company's 5% Convertible Preferred Stock,
               Series G1.

       10.12   Registration Rights Agreement dated September 17, 1998,            Exhibit 10.2 to Current Report on Form 8-K dated
               among the Company and four institutional purchasers of             September 17, 1998.
               the Company's 5% Convertible Preferred Stock, Series G1.

       10.13   Warrants to purchase Common Stock, issued to purchasers of         Exhibit 10.3 to Current Report on Form 8-K dated
               Series G1 Preferred Stock, dated September 17, 1998.               September 17, 1998.


      Exhibit                                                                        Incorporation by Reference (to SEC
      Number   Description of Exhibit                                                 File No. 1-2782) or Filed Herewith
      ------   ----------------------                                             --------------------------------------
       10.14   Warrants to purchase Common Stock, issued to placement agent       Exhibit 10.4 to Current Report on Form 8-K dated
               for Series G1 Preferred Stock, dated September 17, 1998.           September 17, 1998.

       10.15   Securities Purchase Agreement dated March 3, 1999, among the       Exhibit 10.1 to Current Report on Form 8-K dated
               Company and two institutional purchasers of the Company's          March 3, 1999.
               5% Convertible Debentures due March 3, 2003.

       10.16   Registration Rights Agreement dated March 3, 1999, among the       Exhibit 10.2 to Current Report on Form 8-K dated
               Company and two institutional purchasers of the Company's          March 3, 1999.
               5% Convertible Debentures due March 3, 2003.

       10.17   Form of Warrants to purchase Common Stock issued to purchasers     Exhibit 10.3 to Current Report on Form 8-K dated
               of 5% Convertible Debentures, dated March 3, 1999.                 March 3, 1999.

       10.19   Agreement, dated March 16, 1999, between Tahiti Apparel, Inc.      Exhibit 10.4 to Current Report on Form 8-K dated
               and Ming Yiu Chan, together with related Form of Promissory        March 22, 1999.
               Note (assumed by the Company at closing).

       10.20   Stock Resale Agreement, dated March 16, 1999, between the          Exhibit 10.5 to Current Report on Form 8-K dated
               Company, Tahiti Apparel, Inc.,Zvi Ben-Haim, Michael Harary         March 22, 1999.
               and Ming Yiu Chan.

       10.21   Registration Rights Agreement, dated March 16, 1999, between       Exhibit 10.6 to Current Report on Form 8-K dated
               the Company, Tahiti Apparel, Inc.,Zvi Ben-Haim, Michael            March 22, 1999.
               Harary and Ming Yiu Chan.

       10.22   Securities Transfer Agreement, dated March 16, 1999, between       Exhibit 10.9 to Current Report on Form 8-K dated
               the Company and Zvi Ben-Haim.                                      March 22, 1999.

       10.23   Securities Transfer Agreement, dated March 16, 1999, between       Exhibit 10.10 to Current Report on Form 8-K dated
               the Company and Michael Harary.                                    March 22, 1999.

       10.24   Form of Warrants to be issued to each of Zvi Ben-Haim and          Exhibit 10.11 to Current Report on Form 8-K dated
               Michael Harary under Securities Transfer Agreements dated          March 22, 1999.
               March 16, 1999.

       10.25   Revolving Credit, Term Loan and Security Agreement, dated          Exhibit 10.12 to Current Report on Form 8-K dated
               March 12, 1999, between the Company and GMAC [as successor         March 22, 1999.
               to BNY Financila Corporation (individually and as Agent)].


      Exhibit                                                                        Incorporation by Reference (to SEC
      Number   Description of Exhibit                                                 File No. 1-2782) or Filed Herewith
      ------   ----------------------                                             --------------------------------------
       10.26   Second Amended and Restated Factoring Agreement, dated March       Exhibit 10.13 to Current Report on Form 8-K dated
               12, 1999, between the Company and GMAC (as successor to BNY        March 22, 1999.
               Financial Corporation).

       10.27   Subscription and Stock Purchase Agreement, dated March 12,         Exhibit 10.14 to Current Report on Form 8-K dated
               1999, between the Company and GMAC [as successor to                March 22, 1999.
               BNY Financial Corporation].

       10.28   Form of Warrants to purchase the Company's Common Stock issued     Exhibit 10.15 to Current Report on Form 8-K dated
               to GMAC [as successor to BNY Financial Corporation, dated          March 22, 1999.
               March 12, 1999.

       10.29   Letter Agreement dated May 26, 1999 amending the Revolving         Exhibit 10.2 to Form 10-Q/A, Amendment No. 1 to
               Credit, Term Loan and Security Agreement dated March 12, 1999      Form 10-Q for the quarter ended April 3, 1999.
               between the Company and its senior lender, BNY Financial
               Corporation (in its own behalf and as agentfor other
               participating lenders), and waiving compliance with certain provisions thereof.

       10.30   Letter Agreement dated August 23, 1999 amending the Revolving      Exhibit 10.6 to Form 10-Q Form 10-Q for the
               Credit, Term Loan and Security Agreement dated March 12, 1999      quarter ended July 3, 1999.
               between the Company and its senior lender, BNY Financial
               Corporation (in its own behalf and as agentfor other
               participating lenders), and waiving compliance with certain provisions thereof.

       10.31   Letter Agreement dated November 15, 1999 amending the Revolving    Exhibit 10.6 to Form 10-Q for the quarter ended
               Credit, Term Loan and Security Agreement dated March 12, 1999      October 2, 1999.
               between the Company and its senior lender, BNY Financial
               Corporation (in its own behalf and as agent for other
               participating lenders), and waiving compliance with certain provisions thereof.

       10.32   Restructuring Agreement dated as of November 21, 1997 between      Exhibit 10.1 to Form 10-Q for the quarter ended
               the Company and WGI, LLC.                                          July 3, 1999

       10.33   Warrant to Purchase 4,500,000 shares of Common Stock issued to     Exhibit 10.2 to Form 10-Q for the quarter ended
               WGI, LLC, dated December 30, 1997.                                 July 3, 1999

       10.34   Warrant to Purchase 5,000,000 shares of Common Stock issued to     Exhibit 10.4 to Form 10-Q for the quarter ended
               WGI, LLC, dated December 30, 1997.                                 July 3, 1999

       10.35   Credit Agreement dated as of May 8, 1998 among the Company,        Exhibit 10.3 to Form 10-Q for the quarter ended
               three subsidiaries of the Company (The Shirt Shed, Inc., GIDI      July 3, 1999
               Holdings, Inc. and Big Ball Sports, Inc.) and WGI, LLC.

       10.36   Letter Agreement dated May 14, 1999 containing waiver of           Exhibit 10.3 to Form 10-Q/A, Amendment No. 1 to
               dividends on the Company's Series II Preferred Stock for the       Form 10-Q for the quarter ended April 3, 1999.
               First Quarter of 1999 by WGI, LLC, the sole holder of
               such stock.


      Exhibit                                                                        Incorporation by Reference (to SEC
      Number   Description of Exhibit                                                 File No. 1-2782) or Filed Herewith
      ------   ----------------------                                             --------------------------------------
       10.37   Reimbursement Agreement and related Promissory Note dated          Filed Herewith.
               June 30, 1999, among the Company and WGI, LLC, concerning
               collateral and guaranty arrangements with respect to the
               Company's senior bank financing.

       10.38   Letter Agreement dated August 10, 1998 among the Company,          Exhibit 10.5 to Form 10-Q for the quarter ended
               Thomas A. McFall and John W. Prutch.                               July 3, 1999.

       10.39   Stock Purchase Agreement dated as of July 31, 1999 by and          Exhibit 10.1 to Form 10-Q for the quarter ended
               among the Company (as Seller) and John Prutch (as Buyer)           October 2, 1999.
               concerning sale of all of the outstanding common stock of
               GIDI Holdings, Inc.

       10.40   Warrant Certificate to purchase 1,536,515 shares of the            Exhibit 10.2 to Form 10-Q for the quarter ended
               Company's Common Stock issued to John Prutch as of                 October 2, 1999.
               August 1, 1999.

       10.41   Letter Agreement dated as of August 1, 1999 concerning the         Exhibit 10.4 to Form 10-Q for the quarter ended
               Revolving Credit, Term Loan and Security Agreement dated           October 2, 1999.
               March 12, 1999 between the Company and its senior lender,
               GMAC Commercial Credit LLC (as successor to BNY Financila
               Corporation, in its own behalf and as agent for other
               participating lenders), waiving compliance with certain
               provisions thereof.

       10.42   Stock Pledge and Security Agreement and Collateral Assignment      Exhibit 10.5 to Form 10-Q for the quarter ended
               of Stock Purchase Agreement, dated as of August 1, 1999            October 2, 1999.
               between the Company and its senior lender, GMAC Commercial
               Credit LLC (as successor to BNY Financial Corporation, in its own behalf and as agent for other participating lenders),
               concerning Series A Preferred Stock of GIDI Holdings, Inc.

       10.43   Letter Agreement dated September 14, 1999 regarding the            Exhibit 10.7 to Form 10-Q for the quarter ended
               Company's 5% Convertible Subordinated Debentures due               October 2, 1999.
               March 3, 2002.

       10.44   Signal Apparel Company, Inc. 1999 Stock Incentive Plan             Filed Herewith.

       10.45   Separation Agreement with David E. Houseman, dated as of           Exhibit 10.35 to Form 10-K for the year ended
               October 1, 1998.                                                   December 31, 1998.

       10.46   Separation Agreement dated as of July 31, 1999 by and among        Exhibit 10.3 to Form 10-Q for the quarter ended
               the Company and John W. Prutch.                                    October 2, 1999.

       10.47   Employment Agreement, dated March 16, 1999, between the            Exhibit 10.7 to Current Report on Form 8-K dated
               Company and Zvi Ben-Haim.                                          March 22, 1999.



      Exhibit                                                                        Incorporation by Reference (to SEC
      Number   Description of Exhibit                                                 File No. 1-2782) or Filed Herewith
      ------   ----------------------                                             --------------------------------------
       10.48   Employment Agreement, dated March 16, 1999, between the Company    Exhibit 10.8 to Current Report on Form 8-K dated
               and Michael Harary.                                                march 22, 1999.

       10.49   Lease Agreement dated as of May 1, 1997, for Tahiti Apparel New    Filed Herewith.
               York Showroom.

       10.50   Lease Agreement dated as of August 21, 1997, for Tahiti Apparel    Filed Herewith.
               New York Executive Offices.

       10.51   Sublease Agreement dated as of May 8, 1998, for the Company's      Filed Herewith.
               principal executive offices in Avenel, New Jersey.

       10.52   Letter Agreement dated March 17, 2000 amending the Revolving       Filed Herewith.
               Credit, Term Loan and Security Agreement dated March 12, 1999 between the Company and its senior lender, GMAC Commercial
               Credit LLC (as successor to BNY Financial Corporation, in its own behalf and as agent for other participating lenders), and waiving compliance with certain provisions thereof.

        21     List of Subsidiaries                                               Filed Herewith.

       23.1    Consent of Goldstein Golub Kessler LLP                             Filed Herewith.

       23.2    Consent of Arthur Andersen LLP                                     Filed Herewith.

        27     Financial Data Schedule                                            Filed Herewith (EDGAR version only).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SIGNAL APPAREL COMPANY, INC.


                                             By: /s/ Stephen Walsh
                                                -------------------------
                                                Stephen Walsh
                                                Chief Executive Officer
Date:     March 29, 2000
       -------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below or on counterparts thereof by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name                       Capacity                               Date
----                       --------                               ----

/s/ Henry L. Aaron         Director                          March 29, 2000
------------------
Henry L. Aaron

/s/ Zvi Ben-Haim           Director                           March 29, 2000
------------------
Zvi Ben-Haim

/s/ Barry F. Cohen         Director                           March 29, 2000
------------------
Barry F. Cohen

/s/ Paul R. Greenwood      Director                           March 29, 2000
------------------
Paul R. Greenwood

/s/ Michael Harary         Director                           March 29, 2000
------------------
Michael Harary

/s/ Thomas A. McFall       Director                           March 29, 2000
------------------
Thomas A. McFall

/s/ Stephen Walsh          Director,                          March 29, 2000
------------------         Chairman of the Board and
Stephen Walsh              Chief Executive Officer

/s/ Kenneth L. Larsen      Chief Accounting Officer           March 29, 2000
------------------         (principal financial officer)
Kenneth L. Larsen