Form 10-K/A
period 1999-12-31
SIGNAL APPAREL COMPANY INC
filed 2000-05-01
CIK 105107

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant: $7,854,068, calculated by using the closing price on the New York Stock Exchange on April 21, 2000 of the Company's Common stock, and excluding common shares owned beneficially by directors and officers of the Company, and by certain other entities, who may be deemed to be "affiliates", certain of whom disclaim such status.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                            Outstanding as of April 24, 2000
             -----                            --------------------------------
 Common Stock, $.01 par value                         53,326,821 shares

The registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1999, which was filed with the Commission on March 30, 2000, as follows: this amendment amends Part III of the Annual Report on Form 10-K by adding the information required by Items 10, 11, 12 and 13 of Part III, since the registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders will not be filed by April 30, 2000.

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
         at December 31, 1999); plus 1.25%,
         guaranteed by principal
         shareholder.

         Senior secured subordinated                            15,042    13,184
         promissory note to related
         party - interest at 10% (payable
         quarterly); secured by a second
         lien on accounts receivable,
         inventory, machinery and equip-
         ment, and certain real estate (net
         of unamortized debt discount of
         $4,768 and $6,276, respectively).

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






                     [This Space Intentionally Left Blank]

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is a list of the names, ages, positions held with the Company and business experience during the past five years of all directors:

                                                                                              Year First
                                                                                               Became A
Name and Address                Age      Business Experience and Directorships                 Director
----------------                ---      -------------------------------------                 --------
Henry L. Aaron                   65      Senior Vice President of Atlanta National               1998
c/o Cohen Pollock Merlin                 League Baseball Club, Inc., since October
   Axelrod & Tanenbaum                   1998. Vice President of Atlanta National
2100 Riveredge Parkway                   League Baseball Club, Inc., from 1976 through
Suite 300                                October 1998.
Atlanta, GA  30328

Zvi Ben-Haim                     40      President and Chief Executive  Officer of Tahiti        1999
Signal Apparel Company, Inc.             Apparel,   Inc.,  a  designer  and  marketer  of
500 7th Avenue, 7th Floor                swimwear,  body wear and active  wear for ladies
New York, NY  10018                      and girls,  from 1992 until its  acquisition  by
                                         the Company in March 1999. President of the Company
                                         since November 1999. Director of the Company and
                                         President and CEO of the Company's Tahiti Apparel
                                         Division since March 1999. Executive Vice President
                                         of the Company and President of the Company's Signal
                                         Branded Division, from March 1999 to November 1999.

Paul R. Greenwood                53      Managing  General Partner of Walsh,  Greenwood &        1990
One East Putnam Avenue                   Co.,  an investment partnership.
Greenwich, CT  06830


                                                                                              Year First
                                                                                               Became A
Name and Address                Age      Business Experience and Directorships                 Director
----------------                ---      -------------------------------------                 --------
Michael Harary                   44      Senior Vice President of Tahiti  Apparel, Inc.,         1999
Signal Apparel Company, Inc.             a designer and  marketer of swimwear, body wear
500 7th Avenue, 7th Floor                and active wear for ladies and girls, from 1992
New York, NY  10018                      until its acquisition by the Company in March
                                         1999. Executive Vice President of the Company's
                                         Signal Branded Division from March 1999 until
                                         December 1999. Executive Vice President of the
                                         Company's Tahiti Apparel Division since March 1999
                                         and Executive Vice President of the Company
                                         since December 1999.

Thomas A. McFall                 46      Vice Chairman of the Board of Directors since           1997
Signal Apparel Company, Inc.             November 1999. Co-Chief Executive Officer of
34 Englehard Avenue                      the Company from June 1998 until January 1999
Avenel, NJ  07001                        and Chief Executive Officer from January 1999
                                         to November 1999. Chairman, Weatherly Financial
                                         Companies, since 1984 (currently inactive).

Stephen Walsh                    55      Chief Executive Officer since November 1999.            1990
3333 New Hyde Park Road                  Chairman of the Board of Directors since
North Hills, NY  11040                   September 1997; Chief Executive Officer June
                                         1998 to January 1999. General Partner of
                                         Walsh, Greenwood & Co.,  an investment partnership.

     The information set forth above with respect to the principal occupation or employment of each nominee during the past five years has been furnished to the Company by the respective nominee.

     Pursuant to an agreement among the Company and certain shareholders (a predecessor to WGI, LLC, FS Signal Associates, L.P. and FS Signal Associates II, L.P.), FS Signal Associates, L.P. and FS Signal Associates II, L.P., together, have the right until 2001 to nominate two directors to be included in the slate of nominees. As of the date of this Proxy Statement, neither FS Signal Associates, L.P. nor FS Signal Associates II, L.P. has exercised this right by nominating any individuals for election to the Board of Directors.

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

     Pursuant to the Company's August 10, 1998 agreement with Mr. McFall described in Item 13 herein under the heading "Certain Relationships and Related Transactions," the Company agreed to use its reasonable best efforts (subject to the fiduciary duties of its Board of Directors) to cause Mr. McFall to be nominated for election to the Company's Board of Directors each year during the term of such agreement.

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

     The Board of Directors held nine meetings in 1999. Mr. Barry Cohen resigned as a director of the Company, effective April 17, 2000.

Executive Officers

     The following is a list of the names, ages, positions with the Company and business experience during the past five years of the executive officers of the
Company:

Name                          Age         Office and Business Experience
Zvi Ben-Haim                  40          President and Chief Executive Officer of Tahiti Apparel,  Inc.,
                                          a designer and marketer of swimwear,  body wear and active wear for ladies and girls,  from 1992 until its  acquisition  by the
                                          Company  in  March  1999.   President  of  the  Company   since
                                          November  1999.  Director of the Company and  President and CEO
                                          of the  Company's  Tahiti  Apparel  Division  since March 1999.
                                          Executive  Vice  President of the Company and  President of the
                                          Company's Signal Branded Division,  from March 1999 to November
                                          1999.

Name                          Age         Office and Business Experience
----                          ---         ------------------------------
Michael Harary                44          Senior Vice President of  Tahiti Apparel,  Inc., a designer and marketer  of  swimwear,  body  wear and active  wear for ladies and girls,  from 1992 until  its  acquisition by the Company in
                                          March 1999.  Executive Vice  President of the Company's  Signal
                                          Branded   Division  from   March  1999  until   December  1999.
                                          Executive  Vice  President  of  the  Company's  Tahiti  Apparel
                                          Division  since March 1999 and  Executive Vice President of the
                                          Company since December 1999.

Kenneth L. Larsen             68          Chief  Accounting  Officer of the Company (acting) since August
                                          1999.  Senior Vice  President and CFO of Buster Brown  Apparel,
                                          Inc.  from June 1998 until January 1999  (temporary,  member of reorganization  Crisis Team).  Independent  Business Consultant
                                          since April 1997.  CPA  (Partner) in Mahoney Cohen & Company PC
                                          (including predecessor firm) from May 1980 through March 1997.

Thomas A. McFall              46          Vice Chairman of the Board of Directors  since  November  1999.
                                          Co-Chief  Executive Officer of the Company from June 1998 until
                                          January  1999 and Chief  Executive  Officer  from  January 1999 until November 1999.  Chairman,  Weatherly Financial Companies,
                                          since 1984 (currently inactive).

Robert J. Powell              51          Vice   President  of  Licensing   and  General   Counsel  since
                                          September 1992; Secretary since January 1993.

Stephen Walsh                 55          Chief  Executive  Officer since November 1999.  Chairman of the
                                          Board  of  Directors  since  September  1997;  Chief  Executive
                                          Officer  from June 1998 to  January  1999.  General  Partner of
                                          Walsh,  Greenwood  & Co., an investment partnership.

Michael J. Dervis             46          Chief  Financial  Officer of the Company  since April 10, 2000.
                                          Chief   Financial   Officer  of  Gemini  Sound  Products  Corp.
                                          (electronic  equipment)  from 1998 to October  1999.  Executive
                                          Vice  President  for  financial  and  operational  functions of
                                          TropicTex  International,   a  women's  apparel  company,  1994
                                          through 1998.

Officers are elected annually and serve at the pleasure of the Board of Directors. There is no family relationship between any of the above executive officers, directors and nominees for director.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 and regulations of the Securities and Exchange Commission thereunder require the Company's executive officers and directors and persons who own more than ten percent of the Company's Common Stock, as well as certain affiliates of such persons, to file initial reports of ownership and monthly transaction reports covering any changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. Executive officers, directors and persons owning more than ten percent of the Company's Common Stock are required by Securities and Exchange Commission regulations to furnish the Company with copies of all such reports they file. Based solely on its review of the copies of such reports received by it and written representations that no other reports were required for those persons, the Company believes that during 1999 all filing requirements applicable to its executive officers, directors and owners of more then ten percent of the Company's Common Stock were complied with except for one report concerning eight purchase of securities by WGI, LLC (a ten percent beneficial owner and an affiliate of Messrs. Walsh and Greenwood) which was inadvertently filed late by WGI, LLC and Messrs. Walsh and Greenwood and one additional purchase by WGI, LLC which was reported late on Form 5 by WGI, LLC and Messrs. Walsh and Greenwood.



                      [This space intentionally left blank]

ITEM 11. EXECUTIVE COMPENSATION

     Set forth below is a summary of the annual and long-term compensation for each of the last three fiscal years paid to and/or earned by the following Company executives: (i) Thomas A. McFall, Co-Chief Executive Officer from June 1998 until January 1999 and Chief Executive Officer from January 1999 until November 1999; (ii) Stephen Walsh, Chief Executive Officer from June 1998 until January 1999 and since November 1999; and (iii) the Company's other four most highly compensated executive officers serving as of December 31, 1999 (the "Named Executives").

                           SUMMARY COMPENSATION TABLE

                                                        Annual Compensation
                                           ----------------------------------------------
                                                                                                 Long-Term
                                                                                               Compensation
                                                                                                  Awards
                                                                                               -------------
                                                                                                Securities
                                                                           Other                Underlying                 All
  Name and Principal                        Salary         Bonus    Annual Compensation        Options/SARs               Other
        Positions                  Year      ($)          ($)(1)           $                      (#)(2)              Compensation
------------------------------------------------------------------------------------------------------------------------------------
Stephen Walsh,                     1999        --           --              --                      --                     --
 Chief Executive Officer           1998        --           --              --                      --                     --
 (since November 1999 and          1997        --           --              --                      --                     --
 from June 1998 until
 January 1999)

Thomas A. McFall                   1999        --         212,500           --                      --                  112,500(3)
 Co-Chief Executive Officer        1998        --          37,500           --                      --                  150,000(3)
 (June 1998 through                1997        --           --              --                      --                     --
 January 1999), Chief
 Executive Officer (January
 1999 to November 1999) (1)

Zvi Ben-Haim                       1999    375,000          --              --                      --                  250,000(4)
 Executive Vice President          1998        --           --              --                      --                     --
 March 1999 through                1997        --           --              --                      --                     --
 November 1999, President
 since November 1999

Michael Harary                     1999    375,000          --              --                      --                  250,000(4)
 Executive Vice President          1998        --           --              --                      --                     --
 since March 1999                  1997        --           --              --                      --                     --

Robert J. Powell,                  1999    126,914         29,808           --                      --                    2,534(5)
 Vice President                    1998    143,654          7,500           --                    350,000                 4,331
 and Secretary (1)                 1997    180,418          --              --                    150,000                 4,868

Howard N. Weinberg                 1999    100,000        212,500           --                      --                   12,500(6)
 Executive Vice President          1998    135,000          --              --                      --                     --
 and Chief Financial               1997        --           --              --                      --                     --
 Officer (from September 1998
 to April 2000)(1)

NOTES TO SUMMARY COMPENSATION TABLE

(1) Bonus amounts reported in the table for Messrs. McFall, Powell and Weinberg do not include $495,000 of bonuses earned by such officers as a group for transactions completed during fiscal 1999 but not yet paid and not yet allocated among such officers on an individual basis as of December 31, 1999.

(2) Reflects the number of shares of the Company's Common Stock subject to options granted to the Named Executive Officers for the periods presented.

(3) In the case of Mr. McFall, the amounts reported represent draws paid to Mr. McFall which are offset against compensation earned under the agreement described below in Part III, Item 13 under the heading "Certain Relationships and Related Transactions."

(4) The amounts reported for Messrs. Ben-Haim and Harary represent payments made as consideration for entering into employment agreements with the Company.

(5) For Mr. Powell, this amount represents Company matching contributions to a 401(k) plan maintained by the Company for the account of Mr. Powell for 1999.

(6) For Mr. Weinberg, this amount represents severance benefits paid in connection with the termination of Mr. Weinberg's employment as the Company's Chief Financial Officer.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

     During the fiscal year ended December 31, 1999, the Company did not grant any stock options or stock appreciation rights to any of the Named Executives under either its 1999 Stock Incentive Plan or its 1985 Stock Option Plan. The Company ceased to grant any awards under its 1985 Stock Option Plan following adoption of the new Stock Incentive Plan in 1999.



                      [This space intentionally left blank]

     The following table provides information about options held by the Named Executives. The 1985 Stock Option Plan does not provide for the granting of stock appreciation rights, and as of December 31, 1999 the Company had not yet granted any stock options or stock appreciation rights to any of the Named Executives under its 1999 Stock Incentive Plan.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                  Number of
                                                                  Securities            Value of
                                                                  Underlying            Unexercised
                                                                  Unexercised           In-the-Money
                                                                  Options/SARs at       Options/SARs at
                             Shares                               FY-End (#)            FY-End($)(1)
                            Acquired              Value           Exercisable/          Exercisable/
Name                     on Exercise (#)       Realized ($)       Unexercisable         Unexercisable
----                     ---------------       ------------       -------------         -------------

Stephen Walsh                    --                  --                 0 exer./               --
                                                                        0 unexer.              --

Thomas A. McFall                 --                  --                 0 exer./               --
                                                                        0 unexer.              --

Zvi Ben-Haim                     --                  --                 0 exer./               --
                                                                        0 unexer.              --

Michael Harary                   --                  --                 0 exer./               --
                                                                        0 unexer.              --

Robert J. Powell                 --                  --              200,000 exer./            --
                                                                     150,000 unexer.           --

Howard N. Weinberg               --                  --                 0 exer./               --
                                                                        0 unexer.              --

(1) Value of unexercised in-the-money options based on a fair market value of a share of the Company's Common Stock of $0.938 as of December 31, 1999. Based on such value, none of the options held by any of the Named Executives were "in-the-money" at December 31, 1999.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

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

     Pursuant to the WGI Credit Agreement, WGI received warrants to purchase up to 5,000,000 shares of the Company's Common Stock at $1.75 per share, with the following additional terms:

     (1) the warrants vest at the rate of 200,000 warrants for each $1,000,000 increase in the largest balance owed at any one time over the life of the credit agreement (as of March 31, 2000, the largest outstanding balance to date has been $19,810,000, which means that warrants to acquire 3,962,000 shares of Common Stock would have been vested as of such date);

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

     As of April 24, 2000, the Company had not made any antidilution adjustments to these warrants based on the formula described above, although the Company intends to calculate an appropriate initial antidilution adjustment which will take into account all additional issuances of shares, options and warrants from December 1998 through the transactions approved by shareholders at the 1999 Annual Meeting.

     During the second quarter of 1999, in order to further assist the Company in meeting its ongoing liquidity needs, WGI, LLC made certain direct payments to a third party licensor on the Company's behalf and provided additional collateral and guarantees in connection with the Company's Revolving Credit and Term Loan facility with its senior lender, GMAC Financial Corporation (successor in interest to BNY Financial Corporation). Specifically, WGI, LLC:

     (1) Posted additional T-bills as collateral for the term loan portion of the GMAC facility in the amount of $8.5 million, bringing the total amount of such collateral posted by WGI to $25.5 million;

     (2) Posted additional T-bills as collateral for additional advances under the revolving loan portion of the GMAC facility in the amount of $5.626 million.

     (3) Provided additional firm Guaranties of the Company's obligations to GMAC in the amount of $5.0 million, plus additional contingent Guaranties of up to $2.5 million (the amount of which will be fixed based on the results of an appraisal of the Company's Umbro License and fixed assets), bringing the maximum amount of the Company's indebtedness guaranteed by WGI, LLC to $20.0 million.

     (4) Made certain cash payments on behalf of the Company directly to a third party licensor in the amount of $2.1 million.

As a mechanism for reimbursing WGI, LLC for payments made on the Company's behalf outside of the terms of the WGI Credit Agreement, as well as for any loss that it might suffer as a result of a decision by GMAC Financial Corporation to proceed against the guaranties and/or collateral posted by WGI with respect to the Company's obligations under its senior loan, the Company entered into a Reimbursement Agreement and related Promissory Note with WGI, LLC, effective as of June 30, 1999, having the following key terms:

o Indebtedness under the Reimbursement Agreement will be unsecured and will be subordinate to the Company's obligations to its senior lender.

o The Reimbursement Agreement will remain outstanding for as long as WGI, LLC is obligated under any guaranties, or has any collateral posted, with respect to the Company's obligations under agreements with its senior lender or until all obligations under the Reimbursement Agreement are repaid, whichever is later.

o The Promissory Note created in connection with the Reimbursement Agreement will have a nominal principal amount of up to $53.226 million, with $2.1 million of principal indebtedness initially outstanding (due to the licensor payment described above). The Company's principal indebtedness under the note will automatically increase from time to time in an amount equal to any payments made by WGI, LLC pursuant to any of the GMAC guaranties, plus the value of any WGI collateral which is offset by GMAC against the Company's obligations.

o Indebtedness under the Reimbursement Agreement will bear interest at the rate of eight percent (8.0%) per annum, payable in annual installments either in cash or (at the Company's option, and subject to shareholder approval which was obtained at the 1999 Annual Meeting) with shares of Common Stock valued at the then-current market price.

o The principal amount of the Company's indebtedness under the Reimbursement Agreement will be payable at any time upon demand of WGI, LLC.

     As compensation to WGI, LLC for the opportunity cost and additional risk involved in issuing the guaranties and posting the collateral in support of the Company's financing arrangements with GMAC as described above, and in consideration of WGI's agreement to leave these arrangements in place at least through March 12, 2004 (the initial term of the new GMAC Credit Agreement), the Company's Board of Directors approved, and recommended for approval by the shareholders (which was obtained at the 1999 Annual Meeting) to comply with New York Stock Exchange rules, the issuance of additional shares of Common Stock to WGI, LLC based on the following formula: the Company issued shares of Common Stock having a fair market value of $200,000 with respect to each $1 million (or fraction thereof) which WGI either has paid on the Company's behalf to third parties or has placed at risk in the form of new guaranties and/or collateral in support of the Company's Revolving Credit and Term Loan Agreement with B.N.Y. Financial Corporation and its participating banks (a total of $23.726 million). Based on a fair market value of $1.125 per share for the Common Stock (the closing price on June 30), this resulted in the issuance of 4,217,956 additional shares of Common Stock to WGI, LLC following approval by the Company's shareholders at the 1999 Annual Meeting.

DIRECTORS' COMPENSATION

     During 1998 and through November 18, 1999, directors who are not employees of the Company were paid (i) $4,000 for each Board meeting attended in person up to a maximum of $20,000 per year and (ii) $500 for each Board committee meeting attended in person or telephonically. Effective November 18, 1999, Mr. Aaron's annual compensation was adjusted to include payments of $50,000 from the Company in consideration of his services as a director as well as promotional services rendered by Mr. Aaron in connection with certain of the Company's licensed products. Effective November 18, 1999, Mr. Cohen's annual compensation was adjusted to include payments of $25,000 from the Company in consideration of his services as a director. Additionally, effective November 18, 1999 and in consideration of their continued service as directors of the

Company, Mr. Aaron was granted options to purchase 100,000 shares of the Company's Common Stock at $1.00 per share and Mr. Cohen was granted options to purchase 25,000 shares of the Company's Common Stock at $1.00 per share. These warrants vest as to 50% of the shares covered on November 18, 2000 and as to the remaining 50% of such shares on November 18, 2001, and expire on November 18, 2004.

EMPLOYMENT AGREEMENTS

     Until his resignation became effective August 12, 1999, John W. Prutch was employed as the Company's President under the terms of an employment agreement which originally extended through December 31, 1999. Pursuant to the terms of this agreement, Mr. Prutch's base salary is $150,000 with the right to receive an annual bonus. As a further inducement to employment, the Company granted Mr. Prutch options pursuant to the Company's 1985 Stock Option Plan to purchase 150,000 shares of the Company's Common Stock at an exercise price of $2.375 per share, subject to adjustment ($.625 above the market price on the date of grant), with such options vesting at the rate of 100,000 shares two years after the date of grant and the remaining 50,000 shares three years after the date of grant. All such options would have expired five years from the date of grant. Additionally, Mr. Prutch was entitled to participate in all other incentive bonus, stock option, savings and retirement programs and benefit programs maintained for the Company's executive officers from time to time. Under the terms of a Separation Agreement dated as of July 31, 1999 and executed in connection with Mr. Prutch's resignation from the Company and the Company's sale to Mr. Prutch of its GIDI Holdings subsidiary (the Grand Illusion Sportswear business), Mr. Prutch's salary was continued for four months at the annual rate of $150,000, his health benefits were continued through October 31, 1999 and all of the stock options granted in connection with his original employment agreement were canceled as of July 31, 1999. Additionally, the Company agreed to allow Mr. Prutch to retain the warrants previously granted in connection with the separate compensatory agreement with Messrs. McFall and Prutch (discussed in greater detail in Item 13 below under the heading "Certain Relationships and Related Transactions") and agreed to issue Mr. Prutch 83,333 shares of Common Stock, which was issued as an equity award under the 1999 Stock Incentive Plan, in lieu of certain additional payments due under such agreement. Mr. Prutch also agreed generally not to compete with the Company for a period of one year following his resignation (except for the continuation of the Grand Illusion Sportswear business which the Company sold to Mr. Prutch simultaneously with his resignation).

     In addition to being employed in their capacities as executive officers of the Company, John W. Prutch was, and Thomas A. McFall currently is, a party to separate agreements with the Company involving financial advisory services which have been provided by Messrs. Prutch and McFall, as described below in Part III,
Item 13 under the heading "Certain Relationships and Related Transactions."

     Messrs. Zvi Ben-Haim and Michael Harary, majority stockholders of Tahiti Apparel, Inc. prior to its acquisition by the Company, both were employed by the Company under 5-year employment agreements following closing of the acquisition, with Mr. Ben-Haim initially serving as Executive Vice President of the Company and as President and CEO of Tahiti and its Premier Active Group as well as President of the newly formed Signal Branded Division and Mr. Harary serving as Executive Vice President of Tahiti and Executive Vice President of the Signal Branded Division. (Effective November 18, 1999, Mr. Ben-Haim was named President of the Company. Mr. Harary was elected Executive Vice President of the Company effective December 31, 1999) The agreements also provided that Messrs. Ben-Haim and Harary both will be appointed to the Company's Executive Management Committee, and that (subject to the fiduciary duties of its Board of Directors) the Company would use its reasonable best efforts to cause Mr. Ben-Haim to be nominated for election as a director of the Company at the 1999 Annual Meeting. Mr. Ben-Haim was appointed to serve as a director of the Company following the acquisition, and both Messrs. Ben-Haim and Harary were elected to the Company's Board of Directors at the 1999 Annual Meeting.

     Each of these agreements provided for a signing bonus of $250,000, a base salary of $500,000 per year, with annual bonuses based on a sliding scale tied to the annual amount of net operating income ("NOI") generated by the Signal Branded Division, expense allowances, automobile allowances and additional fringe benefits generally commensurate with those of the Company's other senior executives, and participation in all insurance, retirement and other benefit programs available to the Company's employees generally. No bonus will be payable under these agreements unless Tahiti's NOI reaches an annual level of at least $4.5 million. The employment agreements also provide certain payments in the event of any Change in Control of the Company (as defined) and for excise tax gross up payments to each of Messrs. Ben-Haim and Harary if it is determined that, as a result of any payment made by the Company to either executive (including any payments under the change in control provision), such executive would be liable for the excise tax imposed on "excess parachute payments" by
Section 4999 of the Code.

     The agreements each contain a covenant not to compete with the Company: (1) if the employee voluntarily terminates, generally, or is terminated by the Company for cause, for a period extending through the lesser of two years or December 31, 2004, (2) if the employee voluntarily terminates (under certain circumstances) or is terminated without cause, during the Post Termination Period (as defined below) and (3) for a period of one year at the end of the 5-year term (provided that the average closing price for the Company's Common Stock over a period of 60 days at the end of such 5-year period is at least $5.00 per share and the average daily trading volume is at least 150,000 shares per day). This covenant not to compete would not be effective in the event of any termination of employment pursuant to the change in control provision of the employment agreements.

     Upon any termination of employment due to death or disability, either of Messrs. Ben-Haim or Harary (or his beneficiary) would receive any then-earned salary and bonus plus six months base salary and any reimbursable expenses. Upon termination without cause or due to a constructive termination or certain extraordinary corporate events, each of the employment agreements provides for
(A) the immediate vesting of any incentive compensation benefits or compensatory option grants, (B) the payment, in a lump sum, of all base salary that would have continued for a period equal to the shorter of two years or the remaining term of the agreement (the "Post Termination Period"), (C) a continuation of all benefits through the Post Termination Period, and (D) payment of any bonus which otherwise would have been applicable as if the executive were employed through December 31 of the year in which such termination occurs. No additional compensation would be payable for any period following a voluntary termination or a termination for cause.

     Additionally, pursuant to the terms of separate Securities Transfer Agreements executed in conjunction with their Employment Agreements, each of Messrs. Ben-Haim and Harary received warrants to purchase up to 2,000,000 shares of the Company's Common Stock at an exercise price of $1.75 per share (subject to customary antidilution adjustments). Subject to shareholder approval (which was obtained at the Company's 1999 Annual Meeting), warrants to purchase 500,000 such shares vested as of the Closing Date, March 22, 1999. Vesting of the additional warrants will occur in 500,000 share installments, subject to meeting certain specified performance criteria for each of three fiscal year measurement periods ending on March 31, 2000, March 31, 2001 and March 31, 2002, (for a total of up to 1,500,000 additional warrants for each of Messrs. Ben-Haim and Harary). All of such warrants will expire on March 22, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the Company's equity securities as of April 24, 2000, by each shareholder that the Company knows to own beneficially more than 5% of the issued and outstanding shares of the Company's Common Stock, director of the Company, nominee for director, Named Executive (as defined herein) and by the directors and Named Executives of the Company as a group.

                                                                     Amount and Nature of
Name and Address of Beneficial Owner           Title of Class        Beneficial Ownership(1)       Percent of Class
------------------------------------           --------------        -----------------------       ----------------
FS Signal Associates, L.P.; FS Signal          Common Stock                 11,640,002                   21.8%
Associates II, L.P.; FS Signal, Inc.; and      $.01 par value
Kevin S. Penn, as a group
65 E. 55th St., 32nd Floor
New York, New York 10022 (2)

Kevin S. Penn                                  Common Stock                 11,640,002                   21.8%
65 E. 55th St., 32nd Floor                     $.01 par value
New York, New York 10022 (2)

FS Signal, Inc.                                Common Stock $.01            11,640,002                   21.8%
65 E. 55th St., 32nd Floor                     par value
New York, New York 10022(2)(3)

FS Signal Associates, L.P.                     Common Stock                  4,645,013                    8.7%
c/o Kenneth Musen                              $.01 par value
157 Church Street, Box 426
New Haven, Connecticut 06502 (2)(4)

FS Signal Associates II, L.P.                  Common Stock                  6,994,989                   13.1%
c/o Kenneth Musen                              $.01 par value
157 Church Street, Box 426
New Haven, Connecticut 06502 (2)(5)

Walsh,   Greenwood  &  Co.;  WGI,  LLC;  WG    Common Stock                 30,153,255                   48.8%
Partners,  L.P.; Stephen Walsh; and Paul R.    $.01 par value
Greenwood, as a group
One East Putnam Avenue                         Series H                         504.78                  100%
Greenwich, Connecticut 06830 (6)               Preferred Stock
                                               $100,000 stated
                                               value

Walsh, Greenwood & Co.                         Common Stock                  2,700,149                    5.1%
One East Putnam Avenue                         $.01 par value
Greenwich, Connecticut 06830 (6)(7)

WG Partners, L.P.                              Common Stock                  2,700,149                    5.1%
One East Putnam Avenue                         $.01 par value
Greenwich, Connecticut 06830 (6)(7)

                                                                      Amount and Nature of
Name and Address of Beneficial Owner           Title of Class        Beneficial Ownership(1)      Percent of Class
------------------------------------           --------------        -----------------------      ----------------
WGI, LLC                                       Common Stock                 27,431,456                   44.4%
One East Putnam Avenue                         $.01 par value
Greenwich, Connecticut 06830 (6)(7)
                                               Series H                         504.78                    100%
                                               Preferred Stock
                                               $100,000 stated
                                               value

Ming-Yiu Chan                                  Common Stock                  5,396,772                   10.1%
c/o Manley, Ltd., 8/F                          $.01 par value
HK Spinners International Building
818 Cheung Sha Wan Road
Kowloon, Hong Kong (8)

Henry L. Aaron (9)                             Common Stock                    150,000                     *
                                               $.01 par value

Zvi Ben-Haim (10)                              Common Stock                  4,284,772                    8.0%
                                               $.01 par value


Paul R. Greenwood (6)(7)                       Common Stock                 30,145,005                   48.8%
                                               $.01 par value

                                               Series H                         504.78                  100%
                                               Preferred Stock
                                               $100,000 stated
                                               value

Michael Harary (11)                            Common Stock                  2,663,662                    5.0%
                                               $.01 par value

Kenneth L. Larsen                              Common Stock                       --                      --
                                               $.01 par value

Thomas A. McFall (12)                          Common Stock $.01               513,196                    1.0%
                                               par value

Stephen Walsh (6)(7)                           Common Stock                 30,139,855                   48.8%
                                               $.01 par value

                                               Series H                         504.78                  100%
                                               Preferred Stock
                                               $100,000 stated
                                               value

Howard N. Weinberg (13)                        Common Stock                    513,196                    1.0%
                                               $.01 par value

                                                                      Amount and Nature of
Name and Address of Beneficial Owner           Title of Class        Beneficial Ownership(1)      Percent of Class
------------------------------------           --------------        -----------------------      ----------------
Robert J. Powell (14)                          Common Stock                    200,000                    *
                                               $.01 par value

All directors and executive officers           Common Stock                 37,964,885                   59.2%
as a group [9 individuals] (15)                $.01 par value

                                               Series H                         504.78                  100%
                                               Preferred Stock
                                               $100,000 stated
                                               value

---------------
* Less than 1%

NOTES TO TABLE OF BENEFICIAL OWNERSHIP

(1) As of April 24, 2000, the Company had issued and outstanding 53,326,821 shares of Common Stock and 504.78 shares of Series H Preferred Stock. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security, or if a person has the right to acquire either voting power or investment power over such security through the exercise of an option or the conversion of another security within 60 days. More than one person may be a beneficial owner of the same security, and a person may be deemed to be a beneficial owner of securities as to which he has no personal economic interest or which he may not vote. In the case of persons who hold options or warrants to purchase shares of Common Stock that are exercisable either immediately or within 60 days of April 24, 2000, the shares of Common Stock represented thereby have been treated as outstanding for purposes of calculating the ownership totals and percentages (and the percentage of voting power) for only the persons holding such options and warrants, and have not otherwise been treated as outstanding shares.

(2) FS Signal Associates, L.P. ("FS Signal"); FS Signal Associates II, L.P. ("FS Signal II"); FS Signal, Inc. ("FSSI"); and Kevin S. Penn ("Penn") have filed a report, as a group, on Schedule 13D disclosing their various relationships. Such persons may be deemed to be a group for purposes of the beneficial ownership of the securities disclosed in the table, although they disclaim membership in a group. The 11,640,002 shares of Common Stock include (i) 4,645,013 shares of Common Stock held directly by FS Signal and
     (ii) 6,994,989 shares of Common Stock held directly by FS Signal II. The reporting persons may be deemed to be members of a group and, accordingly, could each be deemed to have beneficial ownership (by virtue of Rule 13(d)-5) of all shares of Common Stock held directly by the various members of the group. Except as disclosed herein, no other entity or person that may be deemed to be a member of the group holds direct beneficial ownership of such Common Stock. Penn is the President of FSSI, which is the general partner of both FS Signal and FS Signal II. Both FS Signal and FS Signal II are limited partnerships. Pursuant to both the bylaws of FSSI and an understanding among the limited partners of FS Signal and FS Signal II, Penn, as President of FSSI, has the sole voting and investment power over the securities held by both limited partnerships.

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

(6) Walsh Greenwood & Co. ("Walsh Greenwood"); Walsh Greenwood's sole general partners, Stephen Walsh and Paul R. Greenwood; WG Partners, L.P. ("WGP"), a New York limited partnership whose sole general partners is Walsh Greenwood; and WGI, LLC ("WGI"), a Connecticut limited liability company whose Managers are Stephen Walsh and Paul R. Greenwood, have filed a report, as a group, on Schedule 13D disclosing their various relationships. Such persons may be deemed to be a group for purposes of the beneficial ownership of the securities disclosed in the table, although they disclaim membership in a group. The 30,153,255 shares of Common Stock include (i) 2,700,149 shares of Common Stock held directly by WGP on behalf of certain managed accounts (as to which WGP has voting power and investment power but does not have any pecuniary interest therein); (ii) 18,969,456 shares of Common Stock owned directly by WGI; (iii) 12,400 shares of Common Stock owned by two trusts for the benefit of the minor children of Stephen Walsh, as to which Paul R. Greenwood serves as trustee; (iv) 1,000 shares of Common Stock owned by Mr. Greenwood's spouse; (v) 8,250 shares of Common Stock beneficially owned by Mr. Walsh's spouse; and (vi) presently exercisable warrants to acquire a total of 8,462,000 shares of Common Stock held by WGI. All 504.78 shares of Series H Preferred Stock are held directly by WGI.

(7) WGP has the sole power to vote and dispose of 2,700,149 shares of Common Stock (all of which shares are held by WGP on behalf of certain managed accounts and as to which WGP has voting power and investment power but does not have any pecuniary interest therein). WGI has (i) the sole power to vote and dispose of the 18,969,456 shares of Common Stock it owns directly;
     (ii) the sole power to dispose of the presently exercisable warrants to acquire a total of 8,462,000 shares of Common Stock, which warrants are exercisable by WGI's Managers, Stephen Walsh and Paul R. Greenwood; and
     (iii) the sole power to vote and dispose of the 504.78 shares of Series H Preferred Stock that it owns directly. As sole general partner of WGP, Walsh Greenwood (as well as Messrs. Walsh and Greenwood in their individual capacities as general partners of Walsh Greenwood), may be deemed to share the power to vote and direct the disposition of the shares of Common Stock beneficially owned by WGP. In their individual capacities as Managers of WGI, both Messrs. Walsh and Greenwood may be deemed to share the power to vote and direct the disposition of the shares of Common Stock and Series H Preferred Stock beneficially owned by WGI. Paul R. Greenwood, in his capacity as trustee, has sole power to vote and to direct the disposition of the 12,400 shares of Common Stock held in two trusts for the benefit of Mr. Walsh's minor children (but Mr. Greenwood has no financial interest in such shares). Under S.E.C. rules, Mr. Greenwood may be deemed to share voting and investment power with respect to the 1,000 shares of Common Stock held by his wife, and Mr. Walsh may be deemed to share voting and investment power with respect to the 8,250 shares of Common Stock held by his wife; however, Messrs. Greenwood and Walsh disclaim any beneficial ownership with respect to such shares.

(8) Beneficial ownership reported for Ming-Yiu Chan consists of 5,396,772 shares of Common Stock issued to Mr. Chan in connection with the Company's acquisition of substantially all of the assets and business of Tahiti Apparel, Inc. To date, the Company has not received a report of beneficial ownership on Schedule 13D from Mr. Chan.

(9) Beneficial ownership reported for Mr. Aaron consists of warrants to purchase 150,000 shares of Common Stock which were granted in connection with a licensing transaction between the Company and Mr. Aaron prior to Mr. Aaron becoming a director. These Warrants became exercisable on December 31, 1998 as to 75,000 shares and on December 31, 1999 as to an additional 75,000 shares.

(10) Beneficial ownership reported for Mr. Ben-Haim includes presently exercisable warrants to purchase 500,000 shares of Common Stock.

(11) Beneficial ownership reported for Mr. Harary includes presently exercisable warrants to purchase 500,000 shares of Common Stock.

(12) Beneficial ownership reported for Mr. McFall includes presently exercisable warrants to purchase 256,598 shares of Common Stock held by Mr. McFall's spouse and presently exercisable warrants to purchase 256,598 shares of Common Stock held by a trust for the benefit of Mr. McFall's minor children (as to which his spouse serves as trustee). Mr. McFall disclaims beneficial ownership of the warrants held by his spouse and by the trust.

(13) Beneficial ownership reported for Mr. Weinberg consists of presently exercisable warrants to purchase 513,196 shares of Common Stock.

(14) Beneficial ownership reported for Mr. Powell consists of presently exercisable options to purchase 200,000 shares of Common Stock.

(15) This figure includes shares held by certain entities for which indirect beneficial ownership may be attributed to Messrs. Walsh and Greenwood, directors of the Company, as discussed in Notes (6) and (7) above, and to Mr. McFall, as discussed in Note (11) above. The figure includes warrants to acquire 10,638,392 shares of Common Stock and options to acquire 200,000 shares of Common Stock. All such warrants and options are exercisable either immediately or within 60 days of April 24, 2000 and, consequently, have been treated as outstanding shares of Common Stock for calculations of share ownership and voting power for the group of directors and executive officers. See Note (1) above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

     Each of Messrs. McFall and Prutch also were issued additional warrants, with a term of 10 years for the purchase of up to 1,902,273 shares of Common Stock at an exercise price of $1.75 per share. All of the warrants issued to Messrs. McFall and Prutch (including those originally issued to Weatherly) now are subject to the following vesting schedule:

     o Warrants to purchase 33.4% of the total number of shares of Common Stock (769,793 shares for each of Messrs. McFall and Prutch) were vested immediately upon obtaining shareholder approval at the Company's Annual Meeting on January 27, 1999.

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

The Warrants contain customary antidilution provisions and piggyback registration rights and, subject to certain exceptions, any holder of these Warrants may not dispose of the Common Stock issuable under the Warrants without the prior consent of WGI, LLC. The new 3,804,546 warrants issued to Messrs. McFall and Prutch after they became directors of the Company were subject to approval by the Company's shareholders, which approval was obtained at the Company's Annual Meeting of Shareholders on January 27, 1999.

     The new agreement also provides that Messrs. McFall and Prutch, collectively, will receive a success fee in connection with identifying, negotiating and closing any Acquisition Transaction (defined in the agreement as any transaction involving a sale or purchase of a target company, a merger, joint venture, or any other acquisition of all or any portion of the stock or assets of any other company), equal to three percent (3%) of the Aggregate Consideration (as defined in the agreement) paid in connection with an Acquisition Transaction. Pursuant to these terms, each of Messrs. McFall and Prutch became entitled to receive a success fee upon the Company's completion of the acquisition of substantially all of the assets of Tahiti Apparel, Inc. equal to one and one-half percent (1.5%) of the Aggregate Consideration paid by the Company (as defined in the agreement). As described below, the net amount of this payment was subject to offset against the annual draw which Mr. McFall receives from the Company. All success fees due to Mr. Prutch under this agreement were compromised through an award of 83,333 shares of Common Stock under the Company's 1999 Stock Incentive Plan pursuant to a Separation Agreement, as discussed below.

     The new agreement also provides that Messrs. McFall and Prutch (collectively) will receive a success fee equal to three percent (3%) of the proceeds of any Financing transactions which they participate in developing, negotiating and closing with third parties for the benefit of the Company. If the Financing transaction raises cash for the Company (regardless of the Company's use of the proceeds), then this fee will be payable entirely in cash upon the closing of the transaction. The agreement defines a "Financing" broadly as including any combination of committed senior term or revolving debt, subordinated debt, preferred or common equity or equivalents, trade financing, debt guarantees, any relief or assumption of debt or debt guarantees, any sale and leaseback or other leasing arrangement, any restructuring, earnout or other contingent payment, or any other debt or equity financing vehicle, but excluding the Company's existing financing with its senior lender and any stock options or warrants outstanding on May 8, 1998.

     If the financing transaction occurs in connection with an Acquisition Transaction, however, and a portion of the Aggregate Consideration paid by the Company in connection with the Acquisition Transaction consists of Common Stock, then the agreement provides that a portion of the applicable success fee may be paid in the form of additional shares of Common Stock. In this situation, the agreement provides that Messrs. McFall and Prutch would be entitled to receive both the acquisition success fee (equal to 3% of the Aggregate Consideration (as defined) payable in the Acquisition Transaction) and the financing success fee (equal to 3% of the applicable Financing). Under these circumstances, a portion of the financing success fee would be payable in the form of additional shares of the Company's Common Stock, determined as follows:

     (A) If the Financing raises sufficient cash to pay the cash portion of the Aggregate Consideration for the Acquisition Transaction PLUS at least some portion of the financing success fee, then up to one half (1/2) of the 3% financing success fee will be paid in cash, with the remainder of such fee being paid in shares of the Company's Common Stock (valued as described below). The agreement also provides that, under these circumstances, Messrs. McFall and Prutch could elect to receive a portion of the financing success fee (up to 100% of the entire fee) in shares of Common Stock rather than cash.

     (B) If the Financing does not raise cash in excess of the cash portion of the Aggregate Consideration for the Acquisition Transaction, then all of the 3% financing success fee would be paid in the form of shares of the Company's Common Stock.

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

     Under the above-described provision of the agreement regarding Financing transactions, Messrs. McFall and Prutch each received a cash payment of $50,000 in connection with the Company's private placement of $5,000,000 of its 5% Series G1 Convertible Preferred Stock in September 1998.

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

     All cash payments to Mr. McFall called for under the terms of this agreement are subject to offset against an annual draw of $150,000 which he receives from the Company. All cash payments to Mr. Prutch called for under the terms of this agreement were subject to offset against amounts paid to Mr. Prutch by the Company as salary, bonus or otherwise pursuant to the terms of his employment agreement prior to his separation from the Company as described above.

     Under the terms of the July 31, 1999 Separation Agreement executed in connection with Mr. Prutch's resignation as an officer and director of the Company, the Company agreed to pay Mr. Prutch $100,000 (in the form of a 83,333 share equity award under the Company's 1999 Stock Incentive Plan) as full compensation for any remaining amounts deemed to be payable to Mr. Prutch under the August 10, 1998 agreement, and Mr. Prutch agreed to waive all claims to an additional $100,000 of fees in dispute under the terms of that agreement and to any other future payments which he otherwise might be entitled to receive thereunder. As a result of the Separation Agreement, all future compensation under the August 10, 1998 agreement, which previously would have been payable to Mr. McFall and Mr. Prutch in equal shares, will now be payable entirely to Mr. McFall.

     Both the August 10, 1998 agreement and Mr. Prutch's Separation Agreement contemplate that Messrs. McFall and Prutch may elect to assign a portion of the consideration otherwise payable to themselves under the August 10, 1998 agreement to other individuals (including other executives of the Company) who have provided material assistance to Messrs. McFall and Prutch in performing the services for which they are to receive compensation under such agreement. To date, each of Messrs. McFall and Prutch have elected to assign 768,258 of the Warrants which they receive under the Weatherly Agreement and the August 10, 1998 agreement (for a total of 1,538,516 warrants) to Howard Weinberg, then the Company's Chief Financial Officer. These warrants remain subject to all of the same vesting conditions and other material terms that were applicable to them in the hands of Messrs. McFall and Prutch (as described above).

     Messrs. McFall and Prutch agreed to allocate a portion of their success fees to other executive officers of the Company for their assistance in completing the transactions pursuant to which such fees were earned.

     Henry Aaron, a director of the Company, is a principal of Henry-Aaron, Inc., a corporation that holds various licenses from Major League Baseball Properties. Pursuant to an agreement between the Company and Henry-Aaron, Inc., the Company is authorized to manufacture, market and sell various products bearing the logos and trademarks of Major League Baseball pursuant to the license held directly by Henry-Aaron, Inc. In connection with the execution of this agreement, the Company granted Henry Aaron and another principal of Henry-Aaron, Inc. warrants to purchase a total of 200,000 shares of Common Stock at $1.75 per share, effective May 8, 1998, and vesting as to 100,000 shares on December 31, 1998 and as to the remaining 100,000 shares on December 31, 1999; all of such warrants expire December 31, 2003. Mr. Aaron holds 150,000 of such warrants. In addition to paying royalties due to Major League Baseball Properties under the arrangement with Henry-Aaron, Inc., the Company also pays an override to Henry-Aaron, Inc. on its sales of Major League Baseball products. These payments to Henry-Aaron, Inc. totaled $270,000 in 1997, $167,326 in 1998 $177,249 in 1999 and $37,500 through the first three months of 2000.

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


        3.1    Restated Articles of Incorporation of Signal Apparel Company,      Filed with original Form 10-K Annual Report for
               Inc. as amended through January 5, 2000.                           the year ended December 31, 1999.


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


      Exhibit                                                                        Incorporation by Reference (to SEC
      Number   Description of Exhibit                                                 File No. 1-2782) or Filed Herewith
      ------   ----------------------                                             --------------------------------------

       10.37   Reimbursement Agreement and related Promissory Note dated          Filed with original Form 10-K Annual Report for
               June 30, 1999, among the Company and WGI, LLC, concerning          the year ended December 31, 1999.
               collateral and guaranty arrangements with respect to the
               Company's senior bank financing.


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


       10.44   Signal Apparel Company, Inc. 1999 Stock Incentive Plan             Filed with original Form 10-K Annual Report for
                                                                                  the year ended December 31, 1999.


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


       10.49   Lease Agreement dated as of May 1, 1997, for Tahiti Apparel New    Filed with original Form 10-K Annual Report for
               York Showroom.                                                     the year ended December 31, 1999.

       10.50   Lease Agreement dated as of August 21, 1997, for Tahiti Apparel    Filed with original Form 10-K Annual Report for
               New York Executive Offices.                                        the year ended December 31, 1999.

       10.51   Sublease Agreement dated as of May 8, 1998, for the Company's      Filed with original Form 10-K Annual Report for
               principal executive offices in Avenel, New Jersey.                 the year ended December 31, 1999.

       10.52   Letter Agreement dated March 17, 2000 amending the Revolving       Filed with original Form 10-K Annual Report for
               Credit, Term Loan and Security Agreement dated March 12, 1999      the year ended December 31, 1999.
               between the Company and its senior lender, GMAC Commercial
               Credit LLC (as successor to BNY Financial Corporation, in its own behalf and as agent for other participating lenders), and waiving compliance with certain provisions thereof.

        21     List of Subsidiaries                                               Filed with original Form 10-K Annual Report for
                                                                                  the year ended December 31, 1999.

       23.1    Consent of Goldstein Golub Kessler LLP                             Filed with original Form 10-K Annual Report for
                                                                                  the year ended December 31, 1999.

       23.2    Consent of Arthur Andersen LLP                                     Filed with original Form 10-K Annual Report for
                                                                                  the year ended December 31, 1999.

        27     Financial Data Schedule                                            Filed with original Form 10-K Annual Report for
                                                                                  the year ended December 31, 1999.
                                                                                  (EDGAR version only).



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SIGNAL APPAREL COMPANY, INC.


                                             By: /s/ Robert J. Powell
                                                -------------------------
                                                Robert J. Powell
                                                Vice President and
                                                Secretary

Date: April 30, 2000