Form 10-Q
period 2000-03-31
SIGNAL APPAREL COMPANY INC
filed 2000-05-12
CIK 105107

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                                 Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                   Outstanding at May 8, 2000
         -----                                   --------------------------
     Common Stock                                     53,467,041 shares

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements



                         INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors
Signal Apparel Company, Inc.

We have reviewed the accompanying consolidated balance sheet of Signal Apparel Company, Inc. and Subsidiaries (the "Company") as of March 31, 2000 and the related consolidated statements of operations and cash flows for the three-month period then ended. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

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



/s/ Goldstein Golub Kessler LLP

GOLDSTEIN GOLUB KESSLER LLP
New York, New York
April 26,  2000

                  SIGNAL APPAREL COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                              March 31,     Dec. 31,
                                                                2000          1999
                                                              ---------    ---------
                                                             (Unaudited)
              Assets
Current Assets:
Cash                                                          $     123    $       0
Receivables, less allowance for doubtful
     accounts of $207 in 2000 and $251 in 1999                      322          304
Note receivable                                                     129          100
Inventories                                                      12,212        7,346
Prepaid expenses and other current assets                         1,501        1,139
                                                              ---------    ---------
           Total current assets:                                 14,287        8,889

Property, plant and equipment, net                                2,648        2,848
Goodwill, less accumulated amortization of $2,296
     in 2000 and $1,827 in 1999                                  25,781       26,249
Debt issuance costs                                               5,198        5,528
Other assets                                                      1,091        1,090
                                                              ---------    ---------

            Total assets                                      $  49,005    $  44,604
                                                              =========    =========

                      Liabilities and Shareholders' Deficit

Current Liabilities:
Accounts payable                                              $   8,827    $   4,922
Accrued liabilities                                               5,151        6,358
Accrued interest                                                  7,052        6,365
Current portion of long-term debt                                 8,431        8,722
Revolving advance account                                        45,407       39,994
Term loans                                                       49,565       49,639
                                                              ---------    ---------
            Total current liabilities                           124,433      116,000

Long-term debt, principally to related parties, less
     current portion, net of unamortized discount of
     $4,484 and $4,768, respectively                             22,874       22,475
                                                              ---------    ---------
                     Total liabilities                          147,307      138,475

Shareholders' Deficit:
Preferred Stock, including unpaid dividends of
    $7,977 in 2000 and $6,980 in 1999                            52,293       51,296
Common Stock                                                        535          535
Additional Paid-in Capital                                      191,263      191,263
Accumulated Deficit                                            (341,276)    (335,848)
                                                              ---------    ---------
                                      Subtotal                  (97,185)     (92,754)
Less: Cost of Treasury shares (140,220 shares)                   (1,117)      (1,117)
                                                              ---------    ---------
Total shareholders' deficit                                     (98,302)     (93,871)
                                                              ---------    ---------

            Total liabilities and shareholders' deficit       $  49,005    $  44,604
                                                              =========    =========


The Accompanying Notes and Independent Accountants' Report should be read in conjunction with the Consolidated Financial Statements.

                  SIGNAL APPAREL COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                          Three Months Ended
                                                         March 31,     April 3,
                                                           2000          1999
                                                         --------      --------
Net Sales                                                $ 38,400      $ 33,418
Cost of Sales                                              29,328        24,765
                                                         --------      --------

Gross Profit                                                9,072         8,653

Royalty Expense                                             1,445         1,986
Selling, General and Administrative Expenses                7,852         7,009
Interest Expense                                            4,206         3,298
Other Income, net                                                           (31)
                                                         --------      --------

Loss Before Income Taxes                                   (4,431)       (3,609)

Income Taxes                                                    0             0
                                                         --------      --------

Net Loss                                                   (4,431)       (3,609)

Less: Preferred Stock Dividends                               997             0
                                                         --------      --------

Net Loss Applicable to Common Stock                      ($ 5,428)     ($ 3,609)
                                                         ========      ========

Weighted Average Shares Outstanding,
     Basic and Diluted                                     53,352        36,591
                                                         ========      ========

Basic/Diluted Net Loss Per Share                         ($  0.10)     ($  0.10)
                                                         ========      ========


The Accompanying Notes and Independent Accountants' Report should be read in conjunction with the Consolidated Financial Statements.

                  SIGNAL APPAREL COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                               Three Months Ended
                                                              March 31,   April 3,
                                                                2000        1999
                                                              --------    --------
Operating Activities:
     Net Loss                                                 ($ 4,431)   ($ 3,609)
Adjustments to reconcile net loss to
     net cash used in operating activities:
         Depreciation and amortization                             910       1,538
         Non-cash interest charges                               1,158         907
         (Gain) loss on disposal and writedown
          of property, plant and equipment                          38         (52)
Changes in operating assets and liabilities:
     Receivables                                                   (47)        961
     Inventories                                                (4,866)      3,129
     Prepaid expenses and other current assets                    (362)       (567)
      Accounts payable and accrued
             liabilities                                         2,698      (8,882)
                                                              --------    --------
                  Net cash used in operating
                    activities                                  (4,902)     (6,575)
                                                              --------    --------

Investing Activities:
     Purchases of property, plant and equipment                    (42)       (699)
     Proceeds from sale of property, plant and
         equipment                                                  93           0
     Restricted cash                                                            (8)
     Proceeds from the sale of Heritage Division                             2,000
                                                              --------    --------
                  Net cash provided by investing activities         51       1,293
                                                              --------    --------

Financing Activities:
     Increase in bank overdraft                                              1,439
     Net (decrease) increase in revolving
         advance account                                         5,413     (45,986)
     Net (decrease) increase in term loan borrowings               (74)     50,000
     Principal payments on borrowings                             (365)       (544)
     Repurchase of Series G1 Preferred Stock                                (2,398)
     Proceeds from sale of convertible debt                                  2,350
     New common stock issued                                         0          18
                                                              --------    --------
         Net cash provided by financing activities               4,974       4,879
                                                              --------    --------

Net (decrease) increase in cash and cash equivalents               123        (403)
Cash and cash equivalents at beginning of period                     0         403
                                                              --------    --------
Cash and cash equivalents at end of period                    $    123    $      0
                                                              ========    ========


The Accompanying Notes and Independent Accountants' Report should be read in conjunction with the Consolidated Financial Statements.

                  SIGNAL APPAREL COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The accompanying consolidated financial statements have been prepared on a basis consistent with that of the consolidated financial statements for the year ended December 31, 1999. The accompanying financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of the Company, necessary to present fairly the financial position of the Company as of March 31, 2000 and its results of operations and cash flows for the three months ended March 31, 2000. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

2. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

3.   Inventories consisted of the following:

                                                   March 31,      December 31,
                                                     2000            1999
                                                   -------         -------
                                                         (In Thousands)

     Raw materials                                 $   897         $ 1,129
     Work in process                                 1,294             583
     Finished goods                                 10,021           5,634
                                                   -------         -------
                                                   $12,212         $ 7,346
                                                   =======         =======

4. Pursuant to the terms of various license agreements, the Company is obligated to pay future minimum royalties of approximately $2.0 million for the nine months ended December 31, 2000.

5. The computation of basic net loss per share is based on the weighted average number of common shares outstanding during the period. As the Company is in a loss position for all periods presented, the Company's potential common stock would have an anti-dilutive effect on earnings per share ("EPS") and are excluded from the diluted EPS calculation for all periods presented.

6. WGI, LLC waived its right to receive approximately $1.0 million in preferred dividends that would have accrued in relation to the Series H Preferred Stock during the quarter ended April 3, 1999.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Signal Apparel Company, Inc. and Subsidiaries (the "Company") is engaged in the sales and marketing of apparel within the following product lines:

screenprinted and embroidered ladies' and girls' activewear, bodywear and swimwear. The Company outsources all of its manufacturing and embellishment processes to third parties located in the United States and throughout the world.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000

Net sales of $38.4 million for the quarter ended March 31, 2000 represent an increase of approximately $5 million (15%) from $33.4 million in net sales for the corresponding period of 1999. The first quarter of 2000 does not reflect any sales from the Big Ball division which was closed in July 1999. The first quarter of 1999 included sales of $1.2 million from the Big Ball division.

Total gross profit increased $0.4 million in the first quarter of 2000 compared to the corresponding period in 1999 due to higher sales volume. Gross profit percentage was 24% for the quarter ended March 31, 2000 compared to 26% for the quarter ended April 3, 1999.

Royalty expense related to licensed product sales was 4% of sales for the quarter ended March 31, 2000, compared to 6% for the corresponding period of 1999. This decrease resulted primarily from an increase in the Company's sales of proprietary products.

Selling, general and administrative expenses (S, G & A) as a percentage of total sales were 20% of sales for the quarter ended March 31, 2000 compared to 21% of sales for the corresponding period of 1999. The total amount of S, G & A expenses increased $0.8 million in the quarter ended March 31, 2000 compared to the corresponding period in 1999. The increase of $0.8 million is principally related to additional sales expenses resulting from the additional $5 million in sales and approximately $0.3 million in excess freight costs due to late delivery of merchandise.

Depreciation and amortization decreased from $1.5 million in the quarter ended April 3, 1999 to $0.9 million in the comparable 2000 period primarily as a result of the sale of property, plant and equipment in the quarter ended April 3, 1999.

Interest expense for the quarter ended March 31, 2000 was $4.2 million compared to $3.3 million in the comparable quarter of 1999. In the quarter ended March 31, 2000, $1.2 million of the $4.2 million of interest expense is non-cash interest and $0.3 million is amortization of debt issuance costs for the WGI, LLC warrants and the warrants issued to the senior lender. The non-cash interest and amortization of debt issuance costs was $0.9 million in the quarter ended April 3, 1999.

FINANCIAL CONDITION

The Company's working capital deficit at March 31, 2000 increased $3 million compared to the year ended December 31, 1999.

Inventories  increased  $4.9  million or 66%  compared  to  December  31,  1999.
Inventories increased in order to ship the open orders on hand at March 31, 2000.

Total current liabilities increased $8.4 million principally due to increased borrowings in the revolving advance account of $5.4 million and an increase in accounts payable of $3.9 million.

Cash used in operations was $4.9 million during the first three months of 2000 compared to $6.6 million used in operating activities during the same period in 1999.

Commitments to purchase equipment totaled less than $1.0 million at March 31, 2000. The Company anticipates capital expenditures not to exceed $1.0 million for 2000.

Cash provided by investing activities was $51 thousand for the first three months ended March 31, 2000 compared to cash provided of $1.3 million for the same period in 1999.

Cash provided by financing activities was $5.0 million for the three months of 2000 compared to cash provided of $4.9 million for the same period in 1999.

The revolving advance account increased $5.4 million from $40 million at December 31, 1999. The overadvance is secured, in part, by the guarantee of two principal shareholders.

Interest expense for the three months ended March 31, 2000 was $4.2 million compared to $3.3 million for the same period in 1999. The $4.2 million of interest in this period included non-cash interest charges of $1.2 million compared to $0.8 million in the comparable quarter of 1999. Total outstanding debt averaged $143 million and $96 million for the first three months of 2000 and 1999, respectively.

The Company uses letters of credit to support foreign and some domestic sourcing of inventory and certain other obligations. Outstanding letters of credit were $9.2 million as of March 31, 2000.

YEAR 2000 READINESS

The Company has completed an extensive program to ensure that its computer systems are Year 2000 compliant and has experienced no significant problems to date associated with the Year 2000 issue. Additionally, there are no claims pending, or to our knowledge, threatened against the Company arising out of the Year 2000 issue. The costs incurred with respect to ensuring compliance with the Year 2000 issue were not material.

LIQUIDITY AND CAPITAL RESOURCES

As a result of continuing losses, the Company has been unable to fund its cash needs through cash generated by operations. The Company's liquidity shortfalls from operations during the quarter ended March 31, 2000 have been funded through several transactions with its principal shareholders and with the Company's senior lender that were consummated in 1999.

As of May 5, 2000, for the period through March 31, 2000, the Company's senior lender waived certain covenant violations (tangible net worth, current ratio, working capital and net loss) under the Company's factoring agreement. During the first quarter of 2000 and continuing into the second quarter of 2000, the Company experienced liquidity shortfalls from operations that were resolved through additional advances against the Company's available borrowing capacity. These shortfalls bring into question whether the Company will be in compliance with the financial covenants of its Revolving Credit Agreement and Term Loans for the year ended December 31, 2000 or have sufficient capacity under its available borrowings to fund its operating needs. If the senior lender were to accelerate the maturity of the Company's indebtedness under its factoring agreement the Company would not have funds available to repay the debt. Accordingly, Generally Accepted Accounting Principles require that the $49.6 million in term loans be classified as a current liability even though the term of the loans is longer than one year.

If the Company's sales and profit margins do not substantially improve in the near term, the Company will be required to seek additional capital in order to continue its operations and to move forward with the Company's turnaround plans, which include seeking appropriate additional acquisitions. To obtain such additional capital and such financing, the Company may be required to issue additional securities that may dilute the interests of its shareholders.

In order for the Company to have sufficient liquidity for it to continue as a going concern in its present form, the Company will need to raise additional funds and execute planned improvements to its business.

Part II. OTHER INFORMATION

Items 1-5

Not Required

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit (10.53) Letter agreement dated May 5, 2000 waiving certain events of default between the Company, its senior lender, GMAC Commercial Credit LLC "as successor to BNY Financial Corporation, in its own behalf and as agent for other participating lenders."

Exhibit (15) Letter regarding unaudited interim financial information.

Exhibit (27) Financial Data Schedule.  Submitted in electronic format only.

(b) 8-K  Reports:

    During the first quarter of 2000, the Company filed no reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          SIGNAL APPAREL COMPANY, INC.
                                  (Registrant)


Date: May ___, 2000                     /s/ Stephen Walsh
                                        -----------------
                                        Stephen Walsh
                                        Chief Executive Officer

Date: May ___, 2000                     /s/ Kenneth L. Larsen
                                        ---------------------
                                        Kenneth L. Larsen
                                        Chief Accounting Officer