Form 10-Q
period 2000-06-30
SIGNAL APPAREL COMPANY INC
filed 2000-08-14
CIK 105107

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                                   (Mark One)


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

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

                                 Yes [X] No [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                             Outstanding at August 3, 2000
               -----                             -----------------------------

            Common Stock                               53,512,406 shares

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements


                         INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors
Signal Apparel Company, Inc.

We have reviewed the accompanying consolidated balance sheet of Signal Apparel Company, Inc. and Subsidiaries (the "Company") as of June 30, 2000 and the related consolidated statements of operations for the three-month and six-month periods then ended and the statement of cash flows for the six-month period then ended. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Goldstein Golub Kessler LLP

GOLDSTEIN GOLUB  KESSLER LLP
New York, New York
July 28, 2000

                        SIGNAL APPAREL COMPANY, INC. AND
                                  SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                   June 30,   December 31,
                                                                     2000         1999
                                                                   ---------    ---------
                                                                  (Unaudited)
              Assets
Current Assets:
  Cash                                                             $      19    $       0
  Receivables, less allowance for doubtful
    accounts of $443 in 2000 and $251 in 1999                          1,285          304
  Note receivable                                                        134          100
  Inventories                                                          6,816        7,346
  Prepaid expenses and other current assets                              521        1,139
                                                                   ---------    ---------
              Total current assets                                     8,775        8,889

  Property, plant and equipment, net                                   2,550        2,848
  Goodwill, less accumulated amortization of $2,765
     in 2000 and $1,827 in 1999                                       25,312       26,249
  Debt issuance costs                                                  4,868        5,528
  Other assets                                                         1,017        1,090
                                                                   ---------    ---------

              Total assets                                         $  42,522    $  44,604
                                                                   =========    =========

              Liabilities and Shareholders' Deficit
Current Liabilities:
  Accounts payable                                                 $   5,967    $   4,922
  Accrued liabilities                                                  4,524        6,358
  Accrued interest                                                     7,735        6,365
  Current portion of long-term debt, net of unamortized discount
    of $4,200 at June 30, 2000                                        24,335        8,722
  Revolving advance account                                           53,532       39,994
  Term loans                                                          48,754       49,639
                                                                   ---------    ---------
              Total current liabilities                              144,847      116,000

  Long-term debt, principally to related parties, less
    current portion, net of unamortized discount of
    $4,768 at December 31, 1999                                        7,004       22,475
                                                                   ---------    ---------
              Total liabilities                                      151,851      138,475

Shareholders' Deficit :
  Preferred Stock, including unpaid dividends of $8,974               53,290       51,296
    in 2000 and $6,980 in 1999
 Common Stock                                                            535          535
 Additional Paid-in Capital                                          191,263      191,263
 Accumulated Deficit                                                (353,300)    (335,848)
                                                                   ---------    ---------
                                               Subtotal             (108,212)     (92,754)
                                                                   ---------    ---------
Less: Cost of Treasury shares (140,220 shares)                        (1,117)      (1,117)
                                                                   ---------    ---------
Total shareholders' deficit                                         (109,329)     (93,871)
                                                                   ---------    ---------

              Total liabilities and shareholders'
              deficit                                              $  42,522    $  44,604
                                                                   =========    =========

The Accompanying Notes and Independent Accountant's Report should be read in conjunction with the Consolidated Financial Statements.

                  SIGNAL APPAREL COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In Thousands, Except Per Share Data)

                                  (Unaudited)

                                               Three Months Ended        Six Months Ended
                                               June 30,     July 3,     June 30,    July 3,
                                                 2000        1999        2000        1999
                                               --------    --------    --------    --------
Net sales                                      $ 29,107    $ 35,203    $ 67,507    $ 68,621
Cost of sales                                    26,552      38,709      55,880      63,474
                                               --------    --------    --------    --------

Gross profit                                      2,555      (3,506)     11,627       5,147

Royalty expense                                   1,283       1,408       2,728       3,393
Selling, general and administrative expenses      7,501      12,292      15,353      19,302
Interest expense                                  4,799       3,690       9,005       6,988

Other income, net                                     0         (31)          0           0
                                               --------    --------    --------    --------

Loss before income taxes                        (11,028)    (20,865)    (15,459)    (24,536)


Income taxes                                          0           0           0           0
                                               --------    --------    --------    --------

Net loss                                        (11,028)    (20,865)    (15,459)    (24,536)

Less: Preferred stock dividends                     997       1,449       1,994       1,449
                                               --------    --------    --------    --------

Net loss applicable to common stock             (12,025)    (22,314)    (17,453)    (25,985)
                                               ========    ========    ========    ========

Weighted-Average shares outstanding,
    Basic and diluted                            53,365      44,498      53,358      40,544
                                               ========    ========    ========    ========

Basic/diluted net loss per share               ($  0.23)   ($  0.50)   ($  0.33)   ($  0.64)
                                               ========    ========    ========    ========

The Accompanying Notes and Independent Accountant's Report should be read in conjunction with the Consolidated Financial Statements.

                  SIGNAL APPAREL COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                    Six Months Ended
                                                                   June 30,    July 3,
                                                                    2000        1999
                                                                  --------    --------
Operating Activities:
   Net Loss                                                       ($15,459)   ($25,985)
Adjustments to reconcile net loss to
      net cash used in operating activities:
         Depreciation and amortization                               1,824       2,295
        Non-cash interest charges                                    2,321       1,179
        (Gain) loss on disposal and writedown
            of property, plant and equipment                            45         (52)
Changes in operating assets and liabilities:
        Receivables                                                 (1,015)        965
        Inventories                                                    530      14,615
        Prepaid expenses and other current
             assets                                                    618         243
        Other assets                                                    73           0

       Accounts payable and accrued liabilities                       (789)     (2,785)
                                                                  --------    --------
                      Net cash used in operating
                             activities                            (11,852)     (9,525)
                                                                  --------    --------

Investing activities:
       Purchases (sales) of property, plant and equipment              (60)        153
       Proceeds from sale of property, plant and  equipment             81           0

       Restricted cash                                                   0         476
       Proceeds from sale of Heritage Division                           0       2,000
                                                                  --------    --------
                      Net cash provided by investing activities         21       2,629
                                                                  --------    --------

Financing activities:
       Increase in bank overdraft                                        0           0
       Net (decrease) increase in revolving
           advance account                                          13,538     (42,541)
       Net (decrease) increase in term loan borrowings                (885)     50,000
       Principal payments on other long-term borrowings               (803)       (635)

       Repurchase of Series G1 Preferred Stock                           0      (2,398)
       Proceeds from sale of convertible debt                            0       2,350
       New common stock issued                                           0          18
                                                                  --------    --------
                      Net cash provided by financing activities     11,850       6,794
                                                                  --------    --------

Net (decrease) increase in cash and cash equivalents                    19        (102)
Cash and cash equivalents, at beginning of period                        0         403
                                                                  --------    --------
Cash and cash equivalents, at end of period                       $     19    $    301
                                                                  ========    ========

The Accompanying Notes and Independent Accountant's Report should be read in conjunction with the Consolidated Financial Statements.

                  SIGNAL APPAREL COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The accompanying consolidated financial statements have been prepared on a basis consistent with that of the consolidated financial statements for the year ended December 31, 1999. The accompanying consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of the Company, necessary to present fairly the financial position of the Company as of June 30, 2000 and its results of operations and cash flows for the three month and six month periods ended June 30, 2000. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

2. The results of operations for the three month and six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

3. Inventories consisted of the following:


                                                    June 30,      December 31,
                                                     2000             1999
                                                    ------           ------
                                                        (In Thousands)


     Raw materials                                  $  478           $1,129
     Work in process                                   211              583
     Finished goods                                  6,127            5,634
                                                    ------           ------
                                                    $6,816           $7,346
                                                    ------           ------


4. Pursuant to the terms of various license agreements, the Company is obligated to pay future minimum royalties of approximately $1.3 million for the six months ended December 31, 2000.

5. The computation of basic net loss per share is based on the weighted average number of common shares outstanding during the period. As the Company is in a loss position for all periods presented, the Company's potential common stock would have an anti-dilutive effect on earnings per share (EPS) and are excluded from the diluted EPS calculation for all periods presented.

6. WGI, LLC waived its right to receive approximately $1.0 million in preferred dividends that would have accrued in relation to the Series H Preferred Stock during the six months ended June 30, 1999.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Signal Apparel Company, Inc. (the "Company") is engaged in the sales and marketing of apparel within the following product lines:

Printed and embroidered knit and woven active wear for men and boys and printed and embroidered ladies' and girls' active wear, body wear and swimwear. The Company outsources all of its manufacturing and embellishment processes to third parties located in the United States and throughout the world.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000

Net sales of $29.1 million for the quarter ended June 30, 2000 represents a decrease of $6.1 million (17.3%) from $35.2 million in net sales for the corresponding period of 1999. This decrease is principally attributable to the absence during 2000 of $1.2 million and $0.8 million, respectively, of sales from its Big Ball subsidiary (closed in 1999) and Grand Illusion subsidiary (sold in 1999), as well as a reduction of sales due to the discontinuance of certain unprofitable licensing agreements and their related sales.

Total gross profit increased $6.1 million in the quarter ended June 30, 2000 compared to the corresponding period of 1999. Gross profit percentage was 8.8% for the three months ended June 30, 2000 compared to a negative 10.0% for the quarter ended July 3, 1999. The gross profit for the three months ended July 3, 1999 was substantially lower than the comparable 2000 period due to (1) a $1.9 million net loss on closeout goods and $0.5 million in customer charge backs related to the closing of the Big Ball subsidiary in 1999, (2) $2.4 million in excessive costs to import goods by air freight and then transporting such goods by overnight delivery to customers and (3) a markdown during 1999 of $1.1 million of obsolete and slow moving inventory.

Royalty expense related to licensed product sales was 4.4% of net sales for the quarter ended June 30, 2000, compared to 4.0% for the corresponding period of 1999. The small increase is attributable to a greater amount of licensed products being sold in the quarter ended June 30, 2000 compared to the corresponding period of 1999.

Selling, general and administrative (S,G&A) expenses as a percentage of total sales were 25.8% of sales for the quarter ended June 30, 2000 compared to 34.9% of sales for the corresponding period of 1999. The total amount of S,G&A expenses decreased $4.8 million from $12.3 million in the quarter ended July 3,1999 to $ 7.5 million in the comparable quarter of 2000. The decrease is principally attributable to a reduction in S,G&A expenses in 2000 as a result of the closing and sale, respectively, of the Big Ball and Grand Illusion subsidiaries, which had $1.0 million and $0.2 million, respectively, of S,G&A expenses in 1999. The comparable period in 1999 also included $1.7 million of consulting and professional fees (as compared to $0.9 million for the first six months of 2000), and $1.5 million of temporary and recruiting costs associated with the move to New Jersey and $0.8 million of start-up expenses incurred in the second quarter of 1999 for the Company's new Umbro and Premier Active Group divisions.

Depreciation and amortization decreased from $1.2 million in the quarter ended July 3, 1999 to $0.9 million in the comparable 2000 period primarily as a result of the sale of property and equipment in 1999.

Interest expense for the quarter ended June 30, 2000 was $4.8 million compared to $3.7 million in the comparable quarter of 1999. The increase in interest expense is primarily due to increased borrowing to fund the Company's continued operating losses. In the quarter ended June 30, 2000, $1.2 million of the $4.8 million of interest expenses is non-cash interest and $0.3 is amortization of debt issuance costs for the WGI, LLC warrants and the warrants issued to the senior lender. The non-cash interest and amortization of debt issuance costs was $1.9 million in the quarter ended July 3, 1999.


Six Months Ended June 30, 2000

Net sales of $67.5 million for the six months ended June 30, 2000 represents a decrease of approximately $1.1 million or 1.6% from $68.6 million in net sales for the corresponding period of 1999. The six months ended June 30, 2000 does not reflect any sales from the Big Ball subsidiary and the Grand Illusion subsidiary, which had provided sales of $2.3 million and $1.7 million, respectively, in the six months ended July 3, 1999.

Total gross profit increased $6.5 million in the six months ended June 30, 2000 compared to the corresponding period in 1999. Gross profit percentage was 17.2% for the six months ended June 30, 2000 compared to 7.5% for the corresponding period of 1999, primarily due to the factors discussed above in relation to the second quarter of 2000.

Royalty expense related to licensed product sales was 4.0% of sales for the six months ended June 30, 2000, compared to 4.9% for the corresponding period of 1999. This decrease resulted primarily from an overall increase by the Company in sales of proprietary products.

Selling, general and administrative expenses (S, G&A) as a percentage of total sales were 22.7% of sales for the six months ended June 30, 2000 compared to 28.1% of sales for the corresponding period of 1999. The total amount of S, G&A expenses decreased $3.9 million for the six months ended June 30, 2000 compared to the corresponding period in 1999. The decrease of $3.9 million is principally related to the closing of Big Ball in 1999, the sale of Grand Illusion in 1999 that had SG&A expenses in 1999 of $1.6 million and $0.5 million, respectively. The six months ended June 30, 1999 also included $1.7 million of consulting and professional fees (as compared to $1.0 million in 2000), $1.5 million of temporary and recruiting costs associated with the move to New Jersey (as compared to $0.3 million in 2000) and $0.8 million of start-up expenses related to the Company's new Umbro and Premier Active Group divisions.

Depreciation and amortization decreased from $2.3 million in the six months ended July 3, 1999 to $1.8 million in the comparable 2000 period primarily as a result of the sale of property and equipment in the six months ended July 3, 1999.

Interest expense for the six months ended June 30, 2000 was $9.0 million compared to $6.9 million in the comparable 1999 period, due to increased borrowing to fund the Company's operating losses. In the six months ended June 30, 2000, $2.3 million of the $9.0 million of interest expense is non-cash interest and $0.7 million is amortization of debt issuance costs for the WGI, L.L.C. warrants and the warrants issued to the senior lender. The non-cash interest and amortization of debt issuance costs was $1.9 million in the six months ended July 3, 1999.


FINANCIAL CONDITION

The Company's working capital deficit at June 30, 2000 increased $29.0 million or 27% compared to the year ended December 31, 1999.

Inventories decreased $0.5 million or 7.2 % compared to December 31, 1999.

Total current liabilities increased $28.8 million or 24.9% due to increased borrowings of $13.5 million in the revolving advance account, an increase of $0.3 million in the short term portion of capital lease obligations, a $15.6 million shift from long term to short term debt from a credit agreement with WGI, LLC that matures May 2001 and a reduction of $0.6 million in other current liabilities.

Cash used in operations was $11.9 million during the first six months of 2000 compared to $9.5 million used in operating activities during the same period in 1999.

Commitments to purchase equipment totaled less than $1.0 million at June 30, 2000. The Company anticipates capital expenditures not to exceed $1.0 million for 2000.

Cash provided by investing activities was $21 thousand for the six months ended June 30, 2000 compared to cash provided of $2.6 million for the same period in 1999. This difference is due principally to the sale of the Company's Heritage division during the 1999 period, which resulted in proceeds of $2.0 million.

Cash provided by financing activities was $11.9 million for the six months ended June 30, 2000 compared to cash provided of $6.8 million for the same period in 1999. This difference is due principally to increased borrowing under the Company's revolving advance account with its senior lender to finance operating losses incurred during the period, offset in part by principal payments of $0.9 million on the Company's term loan with its senior lender.

The revolving advance account increased $13.5 million from $40.0 million at December 31, 1999. The revolving advance account is secured, in part, by the guarantee of two principal shareholders.

Interest expense for the six months ended June 30, 2000 was $9.0 million compared to $7.0 million for the same period in 1999, due primarily to the increase in the Company's overall indebtedness to its senior lender. The $9.0 million of interest in this period included non-cash interest charges of $2.3 million compared to $1.9 million in the same period in 1999. Total outstanding debt averaged $145.8 million and $85.2 million for the first six months of 2000 and 1999, respectively.

The Company uses letters of credit to support foreign and some domestic sourcing of inventory and certain other obligations. Outstanding letters of credit were $4.9 million as of June 30, 2000 as compared to $6.2 million at July 3, 1999.


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

LIQUIDITY AND CAPITAL RESOURCES

As a result of continuing losses, the Company has been unable to fund its cash needs through cash generated by operations. The Company's liquidity shortfalls from operations during the six months ended June 30, 2000 have been funded through several transactions with its principal shareholders and with the Company's senior lender that were consummated in 1999, as well as through additional collateral posted by the principal shareholders during the first six months of 2000 to support the Company's overadvance with the senior lender.

As of August 14, 2000, for the period through June 30, 2000, the Company's senior lender waived certain covenant violations (tangible net worth, current ratio, working capital and net loss) under the Company's credit agreement and extended until August 15, 2000 the period in which the Company must reduce its permitted overadvance facility to the level required by the credit agreement. During the first six months of 2000 and continuing into the third quarter of 2000, the Company experienced liquidity shortfalls from operations that were resolved through additional advances against the Company's available borrowing capacity. These shortfalls bring into question whether the Company will be in compliance with the financial covenants of its Revolving Credit Agreement and Term Loans for the year ended December 31, 2000 or have sufficient capacity under its available borrowings to fund its operating needs. If the senior lender were to accelerate the maturity of the Company's indebtedness under its factoring agreement, the Company would not have funds available to repay the debt. Accordingly, Generally Accepted Accounting Principles require that the $48.8 million in term loans be classified as a current liability even though the term of the loan is longer than one year.

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


Items 1 to 5

Not Required

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit (10.1) Letter agreement dated August 14, 2000 waiving certain covenant violations and extending the time period for compliance with certain other terms, between the Company, its senior lender GMAC Commercial Credit LLC "successor to BNY Financial Corporation, in its own behalf and as agent for other participating lenders."

Exhibit (15) Letter regarding unaudited interim financial information.*

Exhibit  (27) Financial Data Schedule.  Submitted in electronic format only.

*    Incorporated by reference to the Letter presented on page 2 of this Report.

(b)  8-K Reports

     During the first six months of 2000, the Company filed no reports on Form 8-K.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              SIGNAL APPAREL COMPANY, INC.


Date: August 14, 2000                            /s/ Stephen Walsh
      ---------------                            -----------------
                                                    Stephen Walsh
                                               Chief Executive Officer


Date: August 14, 2000                           /s/ Michael Dervis
      ---------------                           ------------------
                                                   Michael Dervis
                                               Chief Financial Officer